Form 10QSB
period 2004-06-30
THIRD CENTURY BANCORP
filed 2004-08-16
CIK 1282847

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

                        Commission file number: 000-50828

                              THIRD CENTURY BANCORP
        (Exact name of small business issuer as specified in its charter)

         Indiana 20-0857725
  (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                      Identification Number)

                            80 East Jefferson Street
                             Franklin, Indiana 46131
                    (Address of principal executive offices)

                                 (317) 736-7151
                           (Issuer's telephone number)



                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: July 31, 2004 - 1,653,125 common shares

Transitional Small Business Disclosure Format (Check one):  Yes [  ]     No [X]

                              THIRD CENTURY BANCORP
                                   FORM 10-QSB

                                      INDEX

                                                                           Page
No.
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

             Consolidated Condensed Balance Sheets                             3

             Consolidated Condensed Statements of Income                       4

             Consolidated Condensed Statement of Stockholders' Equity          6

             Consolidated Condensed Statements of Cash Flows                   7

             Notes to Unaudited Consolidated Condensed Financial Statements    8

Item 2.   Management's Discussion and Analysis or Plan of Operation            9

Item 3.   Controls and Procedures                                              9

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                   12
Item 2.   Changes in Securities and Small Business Issuer Purchases of Equity
               Securities                                                     12
Item 3.   Defaults Upon Senior Securities                                     13
Item 4.   Submission of Matters to a Vote of Security Holders                 13
Item 5.   Other Information                                                   13
Item 6.   Exhibits and Reports on Form 8-K                                    13

SIGNATURES                                                                    14

EXHIBIT INDEX

Item 1.  Financial Statements

                                                             THIRD CENTURY BANCORP
                                                     Consolidated Condensed Balance Sheets
                                                            June 30,                  December 31,
                                                              2004                        2003
                                                           (Unaudited) (in thousands)
Assets

   Cash and due from banks                                 $   4,180                   $    780

   Interest-bearing demand deposits                           14,893                      3,959
                                                          ------------------------------------------
      Cash and cash equivalents
                                                              19,073                      4,739
   Held to maturity securities
                                                                   -                        689
   Loans, net of allowance for loan losses
        of $1,006 and $1,055                                  96,458                     96,955
   Premises and equipment
                                                               2,121                      2,082
   Federal Home Loan Bank stock
                                                                 998                        975
   Interest receivable
                                                                 478                        463
   Other assets
                                                               1,001                        658
                                                          -------------------------------------
         Total assets                                      $ 120,129                   $106,561
                                                          -------------------------------------

Liabilities
   Deposits
      Demand                                               $   7,214                   $  6,989
      Savings, NOW and money market                           36,966                     35,779
      Time                                                    35,387                     35,940
                                                          -------------------------------------
         Total deposits                                       79,567                     78,708
   Federal Home Loan Bank Advances                            17,000                     19,500
   Other liabilities                                             460                        313
                                                          -------------------------------------
         Total liabilities                                    97,027                     98,521
                                                          -------------------------------------

Commitments and Contingencies

Stockholders' Equity
   Preferred stock, without par value, authorized and
        unissued 2,000,000 shares
   Common stock, without par value
      Authorized  - 20,000,000  shares
      Issued and outstanding - 1,653,125 shares               15,822                          -
   Retained earnings                                           8,412                      8,040
   Unearned ESOP                                              (1,132)                         -
                                                          -------------------------------------
   Total stockholders' equity                                 23,102                      8,040
                                                          -------------------------------------
         Total liabilities and stockholders' equity        $ 120,129                   $106,561
                                                          =====================================


See notes to consolidated condensed financial statements.

                                                             THIRD CENTURY BANCORP
                                                  Consolidated Condensed Statements of Income
                                                                  (Unaudited)

                                                                          Six Months Ended              Three Months
                                                                               June 30,                   June 30,
                                                                                         (in thousands)
                                                                  ----------------------------------------------------------
                                                                         2004          2003          2004          2003
                                                                  ----------------------------------------------------------
Interest income
   Loans receivable                                                    $  2,888     $  2,904       $  1,442     $  1,494
   Investment securities                                                      5           50              2           18
   Federal Home Loan Bank stock                                              26           17             11            8
   Interest-bearing deposits                                                 31           26             20            8
                                                                  ----------------------------------------------------------
      Total interest income                                               2,950        2,997          1,475        1,528
                                                                  ----------------------------------------------------------

Interest expense
   Deposits                                                                 573          728            287          356
   Federal Home Loan Bank advances                                          354          265            174          144
                                                                  ----------------------------------------------------------
      Total interest expense                                                927          993            461          500
                                                                  ----------------------------------------------------------

Net interest income                                                       2,023        2,004          1,014        1,028
   Provision for loan losses                                                 24            -             12            -
                                                                  ----------------------------------------------------------
Net interest income after provision for loan losses                       1,999        2,004          1,002        1,028
                                                                  ----------------------------------------------------------

Other income
   Service charges on deposit accounts                                      109           92             56           49
   Other service charges and fees                                           103          118             57           48
   Net gains on loan sales                                                  138           29             92           28
   Other income                                                             144          105             88           51
                                                                  ----------------------------------------------------------
      Total other income                                                    494          344            293          176
                                                                  ----------------------------------------------------------

Other expenses
   Salaries and employee benefits                                         1,098          998            537          514
   Net occupancy and equipment expenses                                     221          199            105           99
   Data processing fees                                                     200          188            103           86
   Service bureau conversion expense                                          -           56              -           41
   Other expenses                                                           359          368            159          184
                                                                  ----------------------------------------------------------
      Total other expenses                                                1,878        1,809            904          924
                                                                  ----------------------------------------------------------

Income before income tax                                                    615          539            391          280
   Income tax expense                                                       243          205            137          108
                                                                  ----------------------------------------------------------

Net income                                                              $   372      $   334        $   254      $   172
                                                                  ==========================================================




See notes to consolidated condensed financial statements.



                                                             THIRD CENTURY BANCORP
                                           Consolidated Condensed Statements of Stockholders' Equity
                                                                   (Unaudited)
                                                         (Dollar amounts in thousands)




                                           Common Stock                       Unearned
                                       Shares                    Retained       ESOP
                                    Outstanding     Amount       Earnings      Shares         Total
                                    ----------------------------------------------------------------------

    Balances, January 1, 2004                -      $     -         $8,040     $     -       $   8,040
      Net and comprehensive income           -            -            372           -             372
      Proceeds from stock issued in
        conversion, net of costs     1,653,125       15,822             -            -          15,822

      Contribution to ESOP                  -             -             -       (1,132)         (1,132)
                                    ----------      -------         ------     --------      ----------

    Balances, June 30, 2004         $1,653,125      $15,822         $8,412     $(1,132)      $   23,102
                                    ==========      =======         ======     ========      ==========


See notes to consolidated condensed financial statements.


                                                             THIRD CENTURY BANCORP
                                                 Consolidated Condensed Statement of Cash Flows
                                                                  (Unaudited)

                                                                                         Six-months ended June 30
                                                                                      ----------------------------
                                                                                                2004       2003
                                                                                      ----------------------------
                                                                                                 (in Thousands)
Operating Activities
   Net income                                                                                  $   372    $   334
   Adjustments to reconcile net income to net cash provided by operating activities
      Provision for loan losses                                                                     24
      Depreciation                                                                                  94         83
      Investment securities accretion, net                                                           4         66
      Gain on sale of loans                                                                        (53)       (29)
      Loans originated for sale in the secondary market                                         (5,078)    (1,435)
      Proceeds from sale of loans in the secondary market                                        5,131      1,464
      Net change in
         Interest receivable                                                                       (15)       (13)
         Other assets                                                                             (343)       145
         Other liabilities                                                                         147        291
                                                                                      ----------------------------
          Net cash provided (used) by operating activities                                        (283)       906
                                                                                      ----------------------------

Investing Activities
   Purchases of FHLB stock                                                                         (23)      (225)
   Purchases of securities held to maturity                                                                (3,196)
   Proceeds from maturities of securities held to maturity                                         685      6,061
   Net changes in loans                                                                            473    (12,779)
   Purchases of premises and equipment                                                            (133)       (15)
                                                                                      ----------------------------
         Net cash used by investing activities                                                  (1,002)   (10,154)
                                                                                      ----------------------------

Financing Activities
   Net change in
      Demand and savings deposits                                                                1,412       (500)
      Certificate of deposits                                                                     (553)     1,015
   Net proceeds from stock conversion                                                           15,822
   Purchase of ESOP shares                                                                      (1,132)
   Proceeds from FHLB advances                                                                   1,500      6,000
   Payments on FHLB advances                                                                   (4,000)     (1,000)
                                                                                      ----------------------------
         Net cash provided by financing activities                                              13,049      5,515
                                                                                      ----------------------------

Net Change in Cash and Equivalents                                                              14,334     (3,733)

Cash and Cash Equivalents, Beginning of Period                                                   4,739      7,186
                                                                                      ----------------------------
Cash and Cash Equivalents, End of Period                                                       $19,073    $ 3,453
                                                                                      ============================

Additional Cash Flows Information
   Interest paid                                                                               $   868    $ 1,000
   Income tax paid                                                                             $   157    $   196

See notes to consolidated financial statements.

                              THIRD CENTURY BANCORP
         Notes to Unaudited Consolidated Condensed Financial Statements

Third Century Bancorp (Third Century) is an Indiana corporation that was formed on March 15, 2004 for the purpose of owning all of the capital stock of Mutual Savings Bank following the completion of Mutual Savings Bank's mutual-to-stock conversion. Third Century offered for sale 1,653,125 shares of its common stock at $10.00 per share in a public offering to eligible depositors that was completed on June 29, 2004. On that date, Third Century purchased all of the capital stock issued by Mutual Savings Bank. Prior to that date, Third Century had no assets or liabilities.

The activities of Third Century are primarily limited to holding the stock of Mutual Savings Bank. Mutual Savings Bank conducts business primarily in Johnson County and surrounding counties. Mutual Savings Bank attracts deposits from the general public and originates loans for consumer, residential and commercial purposes. Mutual Savings Bank's profitability is significantly dependent on net interest income, which is the difference between interest income generated from interest-earning assets (i.e. loans and investments) and the interest expense paid on interest-bearing liabilities (i.e. customer deposits and borrowed funds). Net interest income is affected by the relative amount of interest-earning assets and interest-bearing liabilities and the interest received or paid on these balances. The level of interest paid or received by Mutual Savings Bank can be significantly influenced by a number of factors, such as governmental monetary policy, competition within our market area and the performance of the national and local economies.

Mutual Savings Bank also owns one subsidiary, Mutual Financial Services, Inc. (Financial), which is engaged primarily in mortgage life insurance sales and servicing.

Note 1: Basis of Presentation

The accompanying unaudited consolidated condensed financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial  position,  results of operations  and cash flows in  conformity  with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Mutual Savings Bank for the fiscal year ended December 31, 2003 included in Third Century's Registration Statement on Form SB-2 which was declared effective by the Securities and Exchange Commission on May 13, 2004 (SEC File No. 333-113691). However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair representation of the financial statements have been included. The results of operations for the six- and three-month periods ended June 30, 2004, are not necessarily indicative of the results which may be expected for the entire year.

The consolidated condensed balance sheet of Third Century as of December 31, 2003 has been derived from the audited consolidated balance sheet of Third Century as of that date.

Note 2: Principles of Consolidation

The consolidated financial statements include the accounts of Third Century, Mutual Savings Bank and Financial. All significant intercompany balances and transactions have been eliminated in the accompanying consolidated financial statements.

Note 3: Earnings Per Share

Third Century had no earnings prior to June 29, 2004. Accordingly, an earnings per share computation is not provided.

Note 4: Effect of Recent Accounting Pronouncements

In March 2004, the SEC issued Staff Accounting Bulletin No. 105 (SAB 105), Application of Accounting Principles to Loan Commitments. Current accounting guidance requires the commitment to originate mortgage loans to be held for sale be recognized on the balance sheet at fair value from inception through expiration or funding. SAB 105 requires that the fair-value measurement include only differences between the guaranteed interest rate in the loan commitment and a market interest rate, excluding any expected future cash flows related to the customer relationship or loan servicing. SAB 105 is effective for commitments to originate mortgage loans to be held for sale that are entered into after March 31, 2004. Its adoption is not expected to have a material impact on the consolidated financial position or results of operations of Third Century.

In March 2004, the FASB's Emerging Issues Task Force reached a consensus on EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The guidance prescribes a three-step model for determining whether an investment is other-than-temporarily impaired and requires disclosures about unrealized losses on investments. The accounting guidance is effective for reporting periods beginning after June 15, 2004. This pronouncement is not expected to have a material impact on the consolidated financial position on results of operations of Third Century.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

This Quarterly Report on Form 10-QSB ("Form 10-QSB") contains statements which constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this Form 10-QSB and include statements regarding the intent, belief, outlook, estimate or expectations of Third Century (as defined in the notes to the consolidated condensed financial statements), its directors or its officers primarily with respect to future events and the future financial performance of Third Century. Readers of the Form 10-QSB are cautioned that any such forward looking statements are not guarantees of future events or performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward looking statements as a result of various factors. The accompanying information contained in this Form 10-QSB identifies important factors that could cause such differences. These factors include changes in interest rates; loss of deposits and loan demand to other financial institutions; substantial changes in financial markets; changes in real estate values and the real estate market; or regulatory changes.

Critical Accounting Policies

Generally accepted accounting principles are complex and require management to apply significant judgments to various accounting, reporting and disclosure matters. Management of Third Century must use assumptions and estimates to apply these principles where actual measurement is not possible or practical. For a complete discussion of Third Century's significant accounting policies, see Note 1 to the Consolidated Financial Statements as of December 31, 2003. Certain policies are considered critical because they are highly dependent upon subjective or complex judgments, assumptions and estimates. Changes in such estimates may have a significant impact on the financial statements. Management has reviewed the application of these policies with the Audit Committee of Third Century's Board of Directors. Those policies include the following:

Allowance for Loan Losses

The allowance for loan losses represents management's estimate of probable losses inherent in Mutual Savings Bank's loan portfolios. In determining the appropriate amount of the allowance for loan losses, management makes numerous assumptions, estimates and assessments.

The strategy also emphasizes diversification on an industry and customer level, regular credit quality reviews and quarterly management reviews of large credit exposures and loans experiencing deterioration of credit quality.

Mutual Savings Bank's allowance consists of three components: probable losses estimated from individual reviews of specific loans, probable losses estimated from historical loss rates, and probable losses resulting from economic or other deterioration above and beyond what is reflected in the first two components of the allowance.

Larger commercial loans that exhibit probable or observed credit weaknesses are subject to individual review. Where appropriate, reserves are allocated to individual loans based on management's estimate of the borrower's ability to repay the loan given the availability of collateral, other sources of cash flow and legal options available to Mutual Savings Bank. Included in the review of individual loans are those that are impaired as provided in SFAS No. 114, Accounting by Creditors for Impairment of a Loan. Any allowances for impaired loans are determined by the present value of expected future cash flows discounted at the loan's effective interest rate or fair value of the underlying collateral. Mutual Savings Bank evaluates the collectibility of both principal and interest when assessing the need for a loss accrual. Historical loss rates are applied to other commercial loans not subject to specific reserve allocations.

Homogenous smaller balance loans, such as consumer installment and residential mortgage loans are not individually risk graded. Reserves are established for each pool of loans based on the expected net charge-offs for one year. Loss rates are based on the average net charge-off history by loan category.

Historical loss rates for commercial and consumer loans may be adjusted for significant factors that, in management's judgment, reflect the impact of any current conditions on loss recognition. Factors which management considers in the analysis include the effects of the national and local economies, trends in the nature and volume of loans (delinquencies, charge-offs and nonaccrual loans), changes in mix, asset quality trends, risk management and loan administration, changes in the internal lending policies and credit standards, collection practices and examination results from bank regulatory agencies and Mutual Savings Bank's internal loan review.

An unallocated reserve is maintained to recognize the imprecision in estimating and measuring loss when evaluating reserves for individual loans or pools of loans. Allowances on individual loans are reviewed quarterly and historical loss rates are reviewed annually and adjusted as necessary based on changing borrower and/or collateral conditions and actual collection and charge-off experience.

Mutual Savings Bank's primary market area for lending is Johnson County, Indiana. When evaluating the adequacy of allowance, consideration is given to this regional geographic concentration and the closely associated effect changing economic conditions have on Mutual Savings Bank's customers.

Mortgage Servicing Rights

Mortgage servicing rights (MSRs) associated with loans originated and sold, where servicing is retained, are capitalized and included in other intangible assets in the consolidated balance sheet. The value of the capitalized servicing rights represents the present value of the future servicing fees arising from the right to service loans in the portfolio. Critical accounting policies for MSRs relate to the initial valuation and subsequent impairment tests. The methodology used to determine the valuation of MSRs requires the development and use of a number of estimates, including anticipated principal amortization and prepayments of that principal balance. Events that may significantly affect the estimates used are changes in interest rates, mortgage loan prepayment speeds and the payment performance of the underlying loans. The carrying value of the MSRs is periodically reviewed for impairment based on a determination of fair value. For purposes of measuring impairment, the servicing rights are compared to a valuation prepared based on a discounted cash flow methodology, utilizing current prepayment speeds and discount rates. Impairment, if any, is recognized through a valuation allowance and is recorded as amortization of intangible assets.

Comparison of Financial Condition at June 30, 2004 and December 31, 2003

     Total assets increased $13.5 million or 12.73% to $120.1 million at June 30, 2004 from $106.6 million at December 31, 2003. The growth in total assets was primarily due to an increase in our cash and cash equivalents by $14.3 million or 302.47%. The increase in cash and cash equivalents was a direct result of the capital raised through the initial offering of Third Century Bancorp stock which was completed on June 29, 2004. Third Century plans to invest this excess cash either in loans to customers or in short-term investments. Mutual Savings Bank's investment portfolio matured during the first six months of 2004. In July 2004, Third Century and Mutual Savings Bank each purchased a certificate of deposit for $100,000 from another depository institution. In addition, Mutual Savings Bank invested $5 million in federal agency notes maturing September 2004 through January 2005.

     On May 24, 2004, Mutual Savings Bank purchased real estate adjoining its Main Street Branch in Franklin, Indiana. The total cost basis of the real estate, consisting of a .39 acre lot with a residence and unattached garage, was $105,000. Mutual Savings Bank purchased the real estate for possible future expansion of the parking facilities at the Main Street Branch and Mortgage Center.

     Total equity at June 30, 2004 increased to $23.1 million as compared to $8.0 million at December 31, 2003. The change in equity primarily resulted from the sale of common stock in Third Century Bancorp for net proceeds of $15.8 million. On June 30, 2004, Third Century loaned $1,322,500 to the Third Century Bancorp Employee Stock Ownership Plan and Trust (the ESOP) and the ESOP purchased 100,000 shares of Third Century common stock on the open market on that date at an average price of $11.319 per share. During July 2004, Third Century loaned the ESOP an additional $174,315 and the ESOP purchased an additional 32,250 shares at an average price of $11.08 per share.

Comparison  of  Operating  Results for the Three  Months Ended June 30, 2004 and
2003

     General. Net income for the quarter ended June 30, 2004 was $254,000 compared to net income of $172,000 for the quarter ended June 30, 2003. The increase of $82,000 was primarily the result of gains recognized on the capitalization of servicing rights of mortgages of $85,000, which is included in the net gains on loan sales.

     Interest Income. Interest income for the quarters ended June 30, 2004 and 2003 totaled $1.5 million when compared to interest income for the quarter ended June 30, 2003. The change between these reporting periods was a decrease of $53,000, which consisted primarily of a decrease in loan interest income by $52,000. Investment income decreased $16,000 during the quarter but was offset by increases of $3,000 in dividends received on Federal Home Loan Bank Stock and $12,000 in interest on the interest-bearing deposits. Average interest-bearing assets for the quarter ended June 30, 2004 was $104 million, which represented a increase of $7.1 million or 7.41%, from the quarter ended June 30, 2003, while the yield on those assets declined from 6.30% at June 30, 2003 to 5.67% at June 30, 2004. The average yield on loans declined by 63 basis points while the average balances on loans increased $5.8 million to $95.0 million at June 30, 2004.

     Interest Expense. Interest expense for the quarter ended June 30, 2004 was $461,000 compared to $500,000 for the quarter ended June 30, 2003, a decrease or $39,000 or 7.80%. Average interest-bearing liabilities increased to $93,119 from $89,138, with the average interest rate declining by 26 basis points from 2.24% at the quarter ended June 30, 2003 to 1.98% at the quarter ended June 30, 2004.

     Net Interest Income. Net interest income of $1.0 million for the quarter ended June 30, 2004 reflects a decrease of $14,000 or 1.36% from the net interest income for the quarter ended June 30, 2003.

     Provision for Loan Losses. Mutual Savings Bank's provision for loan losses for the quarter ended June 30, 2004 totaled $12,000, primarily due to an increase in non-performing loans, while no provision was made during the quarter ended June 30, 2003. In evaluating the adequacy of loan loss allowances, management considers factors such as delinquency trends, portfolio composition, past loss experience and other factors such as general economic conditions. During the past year, Mutual Savings Bank's level of nonperforming assets increased from $70,000 at June 30, 2003, to $325,000 at June 30, 2004 and the percentage of nonperforming assets to total assets increased from 0.06% to 0.27% for the same respective time periods. The increase in nonperforming assets was due to two commercial real estate properties representing an aggregate total of $279,000 and a home equity line of credit for $21,000. Since June 30, 2004, Mutual Savings Bank received a deed-in-lieu on one of the commercial real estate properties for $202,000 and the second commercial real estate property for $76,000 was paid current by the customer. The $325,000 of nonperforming assets at June 30, 2004 represented a decrease of $104,000 from the $429,000 of nonperforming assets at December 31, 2003. At June 30, 2004, the allowance for loan losses to nonperforming loans was 309.54% as compared to 1507.14% at June 30, 2003. For the quarter ended June 30, 2004, Mutual Savings Bank charged off loans net of recoveries of $38,000, which represents an increase of $29,000 from the quarter ended June 30, 2003.

     Other Income. Other income for the quarter ended June 30, 2004 was $293,000 compared to $176,000 for the quarter ended June 30, 2003, an increase of $117,000 or 66.48%. The increase in other income was primarily the result of the $64,000 increase in net gains on loan sales as a result of Mutual Savings Bank recording servicing rights on loans sold.

     During the first quarter of 2004, Mutual Savings Bank, through its Asset Liability Committee, made the decision to sell all newly originated fixed-rate loans secured by 1-4 family real estate which are eligible for sale to the Federal Home Loan Mortgage Corporation ("Freddie Mac"). Those loans originated with maturities of 15 years and longer which did not qualify for sale to "Freddie Mac" were to be placed into adjustable rate mortgage products offered by Mutual Savings Bank. Mutual Savings Bank was not in compliance with its interest rate policy at December 31, 2003 or March 31, 2004. Mutual Savings Bank aggressively sold such loans originated and booked in 2003 during the first quarter of 2004 due to Mutual Saving Bank's efforts to reduce its interest rate risk exposure to within tolerable rate limits established by its interest rate policy. The favorable interest rate environment in the first quarter resulted in higher fee income associated with the sale of these loans.

     Looking ahead, Mutual Savings Bank intends to continue to sell all newly originated fixed-rate loans secured by 1-4 family real estate with maturities of 15 years or longer. In addition, Mutual Savings Bank intends to continue to review its existing portfolio for opportunities to sell previously originated fixed-rate loans secured by 1-4 family real estate. Management recognizes that the rate of sale of such loans will diminish if an expected rise in interest rates makes such sales less attractive. Mutual Savings Bank expects to return to being in compliance with its interest rate policy.

     Other Expense. Other expense for the quarter ended June 30, 2004 was $904,000 compared to $924,000 for the same period last year, a decrease of $20,000 or 2.16%. Salaries and employee benefits increased during this period by $23,000 which was offset by the $41,000, or 100%, decrease of service bureau conversion expense. Mutual Savings Bank completed its conversion of service bureaus in October 2003.

     Income Taxes. Mutual Savings Bank recognized income tax expense of $137,000 for the quarter ended June 30, 2004, as compared to $108,000 for the quarter ended June 30, 2003, which represents a decrease in the effective tax rate from 38.57% to 35.04%.

Comparison of Operating Results for the Six Months Ended June 30. 2004 and 2003

     General. Net income for the six months ended June 30, 2004 was $372,000 compared to net income of $334,000 for the six months ended June 30, 2003. The increase of $38,000 was primarily the result of gains recognized on the capitalization of servicing rights of mortgages for $85,000, which is included in the net gains on loan sales. This increase was offset by the maturity of Mutual Savings Bank's investment portfolio in 2004 which resulted in a decrease of $45,000 in investment income.

     Interest Income. Interest income for the six months ended June 30, 2004 was at $3.0 million as it was for the six months ended June 30, 2003. The change between these reporting periods was a decrease of $47,000, which consisted primarily of a decrease in investment income by $45,000. The reduction in investment income was due to the maturity of Mutual Savings Bank's investment portfolio in the six months ended June 30, 2004. Average interest-bearing assets for the six months ended June 30, 2004 was $102 million which represented a increase of $7.4 million, or 7.83%, from the six months ended June 30, 2003, while the yield on those assets declined from 6.30% at June 30, 2003 to 5.75% at June 30, 2004. The average yield on loans declined by 75 basis points while the average balances on loans increased $10.0 million to $95.3 million at June 30, 2004.

     Interest Expense. Interest expense for the six months ended June 30, 2004 was $927,000 compared to $993,000 for the six months ended June 30, 2003, a decrease or $66,000 or 6.65%. Average interest-bearing liabilities increased to $93,395 from $87,581, with the average interest rate declining by 28 basis points from 2.27% at the six months ended June 30, 2003 to 1.99% at the six months ended June 30, 2004.

     Net Interest Income. Net interest income of $2.0 million for the six months ended June 30, 2004 reflects an increase of $19,000 or 0.95% from the net interest income for the six months ended June 30, 2003.

     Provision for Loan Losses. Mutual Savings Bank's provision for loan losses for the six months ended June 30, 2004 totaled $24,000 while no provision was made during the six months ended June 30, 2003. This increase was primarily due to an increase in non-performing loans. In evaluating the adequacy of loan loss allowances, management considers factors such as delinquency trends, portfolio composition, past loss experience and other factors such as general economic conditions. During the past year, Mutual Savings Bank's level of nonperforming assets increased from $70,000 at June 30, 2003, to $325,000 at June 30, 2004 and the percentage of nonperforming assets to total assets increased from 0.06% to 0.27% for the same respective time periods. The increase in nonperforming assets was due to two commercial real estate properties representing an aggregate total of $279,000 and a home equity line of credit for $21,000. Since June 30, 2004, Mutual Savings Bank received a deed-in-lieu on one of the commercial real estate properties for $202,000 and the second commercial real estate property for $76,000 was paid current by the customer. The $325,000 of nonperforming assets at June 30, 2004 represented a decrease of $104,000 from the $429,000 of nonperforming assets as of December 31, 2003. At June 30, 2004, the allowance for loan losses to nonperforming loans was 309.54% as compared to 1507.14% at June 30, 2003. For the six months ended June 30, 2004, Mutual Savings Bank charged off loans net of recoveries of $72,000, which represents an increase of $49,000 from the quarter ended June 30, 2003.

     Other Income. Other income for the six months ended June 30, 2004 was $494,000 compared to $344,000 for the quarter ended June 30, 2003, an increase of $150,000 or 43.60%.

The increase in other income was primarily the result of the $109,000 increase in net gains on loan sales as a result of Mutual Savings Bank capitalizing servicing assets on loans sold.

     During the first quarter of 2004, Mutual Savings Bank, through its Asset Liability Committee, made the decision to sell all newly originated fixed-rate loans secured by 1-4 family real estate which are eligible for sale to the Federal Home Loan Mortgage Corporation ("Freddie Mac"). Those loans originated with maturities of 15 years and longer which did not qualify for sale to "Freddie Mac" were to be placed into adjustable rate mortgage products offered by Mutual Savings Bank. Mutual Savings Bank was not in compliance with its interest rate policy at December 31, 2003, and March 31, 2004. Mutual Savings Bank aggressively sold such loans originated and booked in 2003 during the first quarter of 2004 due to Mutual Savings Bank's efforts to reduce its interest rate risk exposure to within tolerable rate limits established by its interest rate policy. The favorable interest rate environment in the first quarter resulted in higher fee income associated with the sale of these loans.

     Looking ahead, Mutual Savings Bank intends to continue to sell all newly originated fixed-rate loans secured by 1-4 family real estate with maturities of 15 years or longer. In addition, Mutual Savings Bank intends to continue to review its existing portfolio for opportunities to sell previously originated fixed-rate loans secured by 1-4 family real estate. Management recognizes that the rate of sale of such loans will diminish if an expected rise in interest rates making such sales less attractive. Mutual Savings Bank plans to return to being within its established interest rate risk limits.

     Other Expense. Other expense for the six months ended June 30, 2004 was $1.9 million compared to $1.8 million for the same period last year, a decrease of $69,000 or 3.81%. During this period, salaries and employee benefits and net occupancy and equipment expenses increased by $100,000 and $22,000, respectively, which was offset by the $56,000, or 100%, decrease of service bureau conversion expense. Mutual Savings Bank completed its conversion of service bureaus in October 2003.

     Income Taxes. Mutual Savings Bank recognized income tax expense of $243,000 for the six months ended June 30, 2004, as compared to $205,000 for the six months ended June 30, 2003, which represents an increase in the effective tax rate from 38.03% to 39.51%.

Other

     The Securities and Exchange Commission maintains a Web site that contains reports, proxy information statements, and other information regarding registrants that file electronically with the Commission, including Third Century. The address is http://www.sec.gov.

Item 3. Controls and Procedures

     A. Evaluation of disclosure controls and procedures. Third Century's chief executive officer and chief financial officer, after evaluating the effectiveness of Third Century's disclosure controls and procedures (as defined in Sections 13a-15(e) and 15d-15(e) of regulations promulgated under the Securities Exchange Act of 1934, as amended), as of the end of the most recent fiscal quarter covered by this quarterly report (the "Evaluation Date"), have concluded that as of the Evaluation Date, Third Century's disclosure controls and procedures were adequate and are designed to ensure that material information relating to Third Century would be made known to such officers by others within Third Century on a timely basis.

     B. Changes in internal controls. There were no significant changes in Third Century's internal control or financial reporting identified in connection with Third Century's evaluation of controls that occurred during Third Century's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, Third Century's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

Third Century, from time to time, is a party to routine litigation, which arises in the normal course of business, such as claims to enforce liens, condemnation proceedings on properties in which Mutual Savings Bank holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the business of Third Century. There were no lawsuits pending or known to be contemplated against Third Century at June 30, 2004 that would have a material effect on Third Century's operations or income.

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities

The Registration Statement filed by Third Century pursuant to the Securities Act of 1933 was declared effective by the Securities and Exchange Commission on May 13, 2004 (SEC File No. 333-113691). The offering of Third Century Bancorp's common stock, without par value (the Common Stock), commenced on May 13, 2004 and terminated at 12:00 noon, Franklin time, on June 14, 2004. Third Century sold all of the 1,635,125 shares of Common Stock registered pursuant to the Registration Statement at $10.00 per share. The ESOP purchased 100,000 shares of the Common Stock with the proceeds of a loan it received from Third Century Bancorp. Keefe, Bruyette & Woods acted as Third Century Bancorp's exclusive agent in marketing the Common Stock on a best efforts basis.

The following expenses were paid from the gross proceeds received in connection with the issuance and distribution of the Common Stock:

                           Underwriting commissions  $    213,000
                           Underwriting expenses           44,000
                           Other expenses                 452,000
                                                     ------------
                           Total Expenses            $    709,000
                                                     ============

As of June 29, 2004, Third Century Bancorp received net proceeds of $15,822,000 after deducting the expenses indicated above. As described in the prospectus, Third Century Bancorp used $7,911,000 of the net proceeds to purchase all of the capital stock of Mutual Savings Bank, used $1,323,000 as a loan to the ESOP for purchase of stock on the open market, and retained $6,588,000 of the net proceeds. Third Century deposited the remainder of the funds that it retained in accounts with Mutual Savings Bank. In July 2004, Third Century used these funds to loan Mutual Savings Bank an additional $359,000 to purchase additional shares of stock available on the open market for the ESOP.

As of June 29, 2004, Mutual Savings Bank received net proceeds of $7,911,000 and the loan was made to the ESOP in the amount of $1,323,000. Of this amount, $7,911,000 was deposited in an overnight account with the FHLB of Indianapolis to be used for working capital and the loan proceeds were used to purchase the stock for the ESOP on the open market in the amount of $192,000, with the remaining $191,000 purchased in July 2004. In July 2004, an additional loan was made to the ESOP in the amount of $359,000 to purchase additional shares of stock available on the open market.

The payments described above reflect actual payments, and not reasonable estimates, of amounts paid by Third Century and Mutual Savings Bank. Neither Third Century nor Mutual Savings Bank paid any of the expenses indicated above, either directly or indirectly, to any of their respective directors, officers or their associates, or to any person owning 10% or more of any class of its securities, or to any affiliate. Third Century Bancorp's and Mutual Savings Bank's use of the proceeds from the offering of the Common Stock described above does not represent a material change in the use of proceeds described in the prospectus.

Item 3. Defaults Upon Senior Securities

          None.

Item 4. Submission of Matters to Vote of Security Holders.

          None

Item 5. Other Information.

          None.

Item 6. Exhibits and Reports on Form 8-K.

          (a)  The exhibits  filed as part of this Form 10-QSB are listed in the
               Exhibit Index, which is incorporated by reference.

          (b) No reports on Form 8-K were filed during the quarter ended June 30, 2004.



                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    THIRD CENTURY BANCORP

Date:    August 13, 2004            By: /s/ Robert D. Heuchan
                                        ---------------------------------------
                                        Robert D Heuchan
                                        President and Chief Executive Officer

Date:    August 13, 2004            By: /s/ Debra K. Harlow
                                        ----------------------------------------
                                        Debra K. Harlow
                                        Chief Financial Officer


                                  Exhibit Index
                                  --------------
   Exhibit No.                              Description                            Location

31.1               Rule 13a-14(a) Certification of Robert D. Heuchan, President    Attached
                   and Chief Executive Officer

31.2               Rule 13a-14(a) Certification of Debra K. Harlow, Executive      Attached
                   Vice President and Chief Financial Officer

32.1               Section 1350 Certification of Robert D. Heuchan                 Attached

32.2               Section 1350 Certification of Debra K. Harlow                   Attached
