Form 10QSB
period 2004-09-30
THIRD CENTURY BANCORP
filed 2004-11-15
CIK 1282847

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004 OR

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



                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: October 31, 2004 - 1,653,125 common shares

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                              THIRD CENTURY BANCORP
                                   FORM 10-QSB


                                      INDEX

                                                                        Page No.
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

           Consolidated Condensed Balance Sheets                               3

           Consolidated Condensed Statements of Income                         4

           Consolidated Condensed Statement of Stockholders' Equity            5

           Consolidated Condensed Statements of Cash Flows                     6

           Notes to Unaudited Consolidated Condensed Financial Statements      7

Item 2.  Management's Discussion and Analysis or Plan of Operation             8

Item 3.  Controls and Procedures                                              13

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                    13
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          13
Item 3.  Defaults Upon Senior Securities                                      13
Item 4.  Submission of Matters to a Vote of Security Holders                  13
Item 5.  Other Information                                                    13
Item 6.  Exhibits                                                             13

SIGNATURES                                                                    14

EXHIBIT INDEX                                                                E-1

EXHIBITS


PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                              THIRD CENTURY BANCORP
                      Consolidated Condensed Balance Sheets


                                                          September 30,     December 31,
                                                              2004              2003
                                                           (Unaudited)
                                                                  (in thousands)
Assets
   Cash and due from banks                                 $   4,278          $     780
   Interest-bearing demand deposits                           10,558              3,959
                                                          --------------------------------
      Cash and cash equivalents                               14,836              4,739
   Interest-bearing time deposits                                200                  0
   Held to maturity securities                                 5,692                689
   Loans, net of allowance for loan
      losses of $1,024 and $1,055                             96,583             96,955
   Premises and equipment                                      2,105              2,082
   Federal Home Loan Bank stock                                1,009                975
   Interest receivable                                           502                463
   Other assets                                                  764                658
                                                          --------------------------------
         Total assets                                      $ 121,691          $ 106,561
                                                          --------------------------------
Liabilities
   Deposits
      Demand                                               $   8,044          $   6,989
      Savings, NOW and money market                           37,879             35,779
      Time                                                    35,424             35,940
                                                          --------------------------------
         Total deposits                                       81,347             78,708
   Federal Home Loan Bank Advances                            17,000             19,500
   Other liabilities                                             591                313
                                                          --------------------------------
         Total liabilities                                    98,938             98,521
                                                          --------------------------------
Commitments and Contingencies

Stockholders' Equity
   Preferred stock, without par value,
     authorized and unissued 2,000,000
     shares                                                        -                  -
   Common stock, without par value
      Authorized  - 20,000,000  shares
      Issued and outstanding - 1,653,125 shares               15,741                  -
   Retained earnings                                           8,479              8,040
   Unearned ESOP                                              (1,467)                 -
                                                          --------------------------------
   Total stockholders' equity                                 22,753              8,040
                                                          --------------------------------
         Total liabilities and stockholders' equity        $ 121,691          $ 106,561
                                                          ================================


See notes to consolidated condensed financial statements.





                                                           THIRD CENTURY BANCORP
                                                Consolidated Condensed Statements of Income
                                                                (Unaudited)


                                                                         Nine Months Ended            Three Months Ended
                                                                            September 30,                September 30,
                                                                                          (in thousands)

                                                                  ----------------------------------------------------------
                                                                         2004          2003          2004          2003
                                                                  ----------------------------------------------------------
Interest income
   Loans receivable                                                     $ 4,333      $ 4,408        $ 1,437      $ 1,497
   Investment securities                                                     22           60             18           10
   Federal Home Loan Bank stock                                              37           26             11            8
   Interest-bearing deposits                                                 79           29             47            5
                                                                  ----------------------------------------------------------
      Total interest income                                               4,471        4,523          1,513        1,520
                                                                  ----------------------------------------------------------

Interest expense
   Deposits                                                                 865        1,047            291          319
   Federal Home Loan Bank advances                                          530          427            176          162
                                                                  ----------------------------------------------------------
      Total interest expense                                              1,395        1,474            467          481
                                                                  ----------------------------------------------------------

Net interest income                                                       3,076        3,049          1,046        1,039
   Provision for loan losses                                                 36            -             12            -
                                                                  ----------------------------------------------------------
Net interest income after provision for loan losses                       3,040        3,049          1,034        1,039
                                                                  ----------------------------------------------------------

Other income
   Service charges on deposit accounts                                      164          141             56           50
   Other service charges and fees                                           153          168             49           49
   Net gains on loan sales                                                  174           56             36           27
   Other income                                                             186          163             49           64
                                                                  ----------------------------------------------------------
      Total other income                                                    677          528            190          190
                                                                  ----------------------------------------------------------

Other expenses
   Salaries and employee benefits                                         1,688        1,553            590          555
   Net occupancy and equipment expenses                                     331          304            110          105
   Data processing fees                                                     303          277            103           90
   Service bureau conversion expense                                          -           89              -           33
   Other expenses                                                           555          565            196          196
                                                                  ----------------------------------------------------------
      Total other expenses                                                2,877        2,788            999          979
                                                                  ----------------------------------------------------------

Income before income tax                                                    840          789            225          250
   Income tax expense                                                       335          308             91          103
                                                                  ----------------------------------------------------------

Net income                                                              $   505      $   481        $   134      $   147
                                                                  ==========================================================

Weighted average common shares                                                                        1,522

Earnings per share                                                                                      .09


See notes to consolidated condensed financial statements.








                                       THIRD CENTURY BANCORP
                      Consolidated Condensed Statement of Stockholders' Equity
                                             (Unaudited)
                                   (Dollar amounts in thousands)




                                               Common Stock
                                           Shares                     Retained     Unearned
                                        Outstanding      Amount       Earnings       ESOP         Total
                                        -----------------------------------------------------------------
    Balances, January 1, 2004                    -            -         8,040           -           8,040
      Net and comprehensive income               -            -           505           -             505
      Cash dividends declared but
        not paid                                 -            -           (66)          -             (66)
      Proceeds from stock issued in
        conversion, net of costs         1,653,125       15,741             -           -          15,741

      Contribution to ESOP                       -            -             -      (1,467)         (1,467)
                                        ----------      -------       -------     -------         -------

    Balances, September 30, 2004        $1,653,125      $15,741       $ 8,479     $(1,467)        $22,753
                                        ==========      =======       =======     =======         =======






See notes to consolidated condensed financial statements.





                                       5

                                     THIRD CENTURY BANCORP
                        Consolidated Condensed Statements of Cash Flows
                                          (Unaudited)

                                                                             Nine Months Ended September 30
                                                                             ------------------------------
                                                                                   2004            2003
                                                                             ------------------------------
                                                                                    (in thousands)
Operating Activities
   Net income                                                                      $505            $481
   Adjustments to reconcile net income to net cash provided by operating activities
      Provision for loan losses                                                      36              12
      Depreciation                                                                  137             127
      Investment securities (accretion)  amortization,  net                         (11)             99
      Gain on sale of loans                                                        (174)            (27)
      Loans originated for sale in the secondary market                          (6,646)         (3,436)
      Proceeds from sale of loans in the secondary market                         6,820           3,463
      FHLB stock dividend                                                           (34)
      Net change in
         Interest receivable                                                        (39)            (27)
         Other assets                                                              (106)            189
         Other liabilities                                                          212             308
                                                                             ---------------------------
          Net cash provided by operating activities                                 700           1,189
                                                                             ---------------------------

Investing Activities
   Purchases of FHLB stock                                                           --            (350)
   Purchases of interest-bearing time deposits                                     (200)             --
   Purchases of securities held to maturity                                      (6,977)         (3,196)
   Proceeds from maturities of securities held to maturity                         1985           7,661
   Net changes in loans                                                             336         (16,621)
   Purchases of premises and equipment                                             (160)            (79)
                                                                             ---------------------------
         Net cash used by investing activities                                   (5,016)        (12,585)
                                                                             ---------------------------

Financing Activities
   Net change in
      Demand and savings deposits                                                 3,155            (234)
      Certificate of deposits                                                      (516)            814
   Net proceeds from stock conversion                                            15,741               0
   Purchase of ESOP shares                                                       (1,467)              0
   Proceeds from FHLB advances                                                    1,500           9,000
   Payments on FHLB advances                                                     (4,000)         (1,500)
                                                                             ---------------------------
         Net cash provided by financing activities                               14,413           8,080
                                                                             ---------------------------

Net Change in Cash and Equivalents                                               10,097          (3,316)

Cash and Cash Equivalents, Beginning of Period                                    4,739           7,186
                                                                             ---------------------------
Cash and Cash Equivalents, End of Period                                        $14,836          $3,870
                                                                             ===========================

Additional Cash Flows Information
  Interest paid                                                                  $1,401          $1,493
  Income tax paid                                                                   258             316

See notes to consolidated condensed financial statements.


                                       6

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


Note 1: Basis of Presentation

The accompanying unaudited consolidated condensed financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Mutual Savings Bank for the fiscal year ended December 31, 2003 included in Third Century's Registration Statement on Form SB-2 which was declared effective by the Securities and Exchange Commission on May 13, 2004 (SEC File No. 333-113691). However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair representation of the financial statements have been included. The results of operations for the nine- and three-month periods ended September 30, 2004, are not necessarily indicative of the results which may be expected for the entire year.

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

Note 3: Earnings Per Share

Earnings per share is computed based upon the weighted average common shares outstanding during the period subsequent to Mutual Savings Bank's conversion to a stock savings bank on June 29th 2004. Net income per share for the periods prior to the conversion is not meaningful. Unearned ESOP shares are not considered outstanding for the earnings per share calculation and Third Century has no potentially dilutive shares. The factors used in the earnings per share computation for the three months ending September 30, 2004 were as follows:


                                                   Three Months Ended
                                                   September 30, 2004
Basic:
          Net income                                     $  134
                                                         ======

          Weighted average common shares                  1,522
                                                         ======

          Basic earnings per common share                $  .09



Item 2. Management's  Discussion and Analysis or Plan of Operation

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

Comparison of Financial Condition at September 30, 2004 and December 31, 2003

Total assets increased $15.1 million or 14.20% to $121.7 million at September 30, 2004 from $106.6 million at December 31, 2003. The growth in total assets was due to an increase in our cash and cash equivalents by $10.1 million, or 213.06%, and securities held to maturity by $5.2 million, or 755.15%. The increase in both categories was a direct result of the capital raised through the initial offering of Third Century Bancorp stock which was completed on June 29, 2004. Third Century Bancorp infused the majority of this capital into Mutual Savings Bank. Mutual Savings Bank invested $5.6 million of this excess cash in federal agency securities and $200,000 in certificates of deposit during the third quarter of 2004. The federal agency notes will mature over the next six months and the certificates of deposit will mature in fifteen months. Mutual Savings Bank plans to continue investing its excess cash in either loans to customers or short-term investments.

Total equity at September 30, 2004 increased to $22.8 million as compared to $8.0 million at December 31, 2003. The change in equity primarily resulted from the sale of common stock in Third Century Bancorp for net proceeds of $15.7 million. The book value per share as of September 2004 was $13.76 based on 1,653,125 shares outstanding.

Third Century has loaned the ESOP $1,497,000 and the ESOP has purchased 132,250 shares at an average price of $11.32. Mutual Savings Bank started to release shares of the ESOP during the third quarter of 2004. The total shares released were 2,676 at an average price of $11.32 per share for total ESOP expense of $30,292. In addition, the Board of Third Century Bancorp declared a $66,125 cash dividend to the shareholders of record as of September 22, 2004 payable on October 5, 2004.


Comparison of Operating Results for the Three Months Ended September 30, 2004 and 2003

General. Net income for the quarter ended September 30, 2004 was $134,000 compared to net income of $147,000 for the quarter ended September 30, 2003. The decrease of $13,000 was primarily the result of increased salaries and employee benefits. This category increased $35,000 from $555,000 for the quarter ended September 30, 2003 to $590,000 for the quarter ended September 30, 2004, or 6.31%. In July, Third Century started to record the monthly release of shares from its ESOP trust, which resulted in expense of $30,292 for the quarter ended September 30, 2004.

Interest Income. Interest income for the quarters ended September 30, 2004 and 2003 totaled $1.5 million when compared to interest income for the quarter ended September 30, 2003. The change between these reporting periods was a decrease of $7,000, which consisted primarily of a decrease in loan interest income by $60,000. Investment income increased by $8,000, dividend income on Federal Home Loan Bank stock increased $3,000, and interest income on interest-bearing deposits increased $42,000 during the quarter. Average interest-bearing assets for the quarter ended September 30, 2004 was $113 million, which represented an increase of $14.7 million or 14.94%, from the quarter ended September 30, 2003, while the yield on those assets declined from 6.16% at September 30, 2003 to 5.34% at September 30, 2004. The average yield on loans declined by 39 basis points while the average balances on loans increased $2.1 million to $96.1 million at September 30, 2004.

Interest Expense. Interest expense for the quarter ended September 30, 2004 was $467,000 compared to $481,000 for the quarter ended September 30, 2003, a decrease of $14,000 or 2.91%. Average interest-bearing liabilities increased to $90,248 from $89,792, with the average interest rate declining by 7 basis points from 2.14% at the quarter ended September 30, 2003 to 2.07% at the quarter ended September 30, 2004.

Net Interest Income. Net interest income of $1.0 million for the quarter ended September 30, 2004 reflects an increase of $7,000 or 0.67% from the net interest income for the quarter ended September 30, 2003.

Provision for Loan Losses. Mutual Savings Bank's allocation to its provision for loan losses for the quarter ended September 30, 2004 totaled $12,000 while no provision was made during the quarter ended September 30, 2003. In evaluating the adequacy of loan loss allowances, management considers factors such as delinquency trends, portfolio composition, past loss experience and other factors such as general economic conditions. During the past year, Mutual Savings Bank's level of nonperforming assets decreased from $70,000 at September 30, 2003, to $25,000 at September 30, 2004 and the percentage of nonperforming assets to total assets decreased from 0.07% to 0.02% for the same respective time periods. At September 30, 2004, the allowance for loan losses to nonperforming loans was 4096.00% as compared to 1220.00% at September 30, 2003. For the quarter ended September 30, 2004, Mutual Savings Bank had net of recoveries of $4,500 compared to net charge off of $7,799 for September 30, 2003.

Other Income. Other income was $190,000 for the quarters ended September 30, 2004 and September 30, 2003, which represented no change between the reporting periods.

Other Expense. Other expense for the quarter ended September 30, 2004 was $999,000 compared to $979,000 for the same period last year, an increase of $20,000 or 2.04%. Salaries and employee benefits increased during this period by $35,000, or 6.31%, which was offset by the decrease in service bureau conversion expense of $33,000, or 100%. Mutual Savings Bank completed its conversion of service bureaus in October 2003.

Income Taxes. Mutual Savings Bank recognized income tax expense of $91,000 for the quarter ended September 30, 2004, as compared to $103,000 for the quarter ended September 30, 2003, which represents a decrease in the effective tax rate from 41.20% to 40.44%.


Comparison of Operating Results for the Nine Months Ended September 30, 2004 and 2003

General. Net income for the nine months ended September 30, 2004 was $505,000 compared to net income of $481,000 for the nine months ended September 30, 2003. The increase of $24,000 was primarily the result of gains recognized on the capitalization of servicing rights of mortgages for $118,000, which is included in the net gains on loan sales. An increase of $89,000 in total other expense offset the increase in net gains on loan sales.

Interest Income. Interest income for the nine months ended September 30, 2004 was at $4.5 million as it was for the nine months ended September 30, 2003. The change between these reporting periods was a decrease of $52,000, which consisted of a decrease in loan interest income by $75,000 and investment income by $38,000. The reduction in investment income was due to the maturity of Mutual Savings Bank's investments yielding an average rate of 1.83% at September 30, 2003 versus the reinvestment of those funds at an average rate of 1.55% at September 30, 2004. Average interest-bearing assets for the nine months ended September 30, 2004 was $106 million which represented an increase of $9.9 million, or 10.27%, from the nine months ended September 30, 2003, while the yield on those assets declined from 6.26% at September 30, 2003 to 5.61% at September 30, 2004. The average yield on loans declined by 62 basis points while the average balances on loans increased $7.3 million to $95.6 million at September 30, 2004.

Interest Expense. Interest expense for the nine months ended September 30, 2004 was $1.4 million compared to $1.5 million for the nine months ended September 30, 2003, a decrease of $79,000 or 5.36%. Average interest-bearing liabilities increased to $91.9 million from $88.3 million, with the average interest rate declining by 20 basis points from 2.23% at the nine months ended September 30, 2003 to 2.02% at the nine months ended September 30, 2004.

Net Interest Income. Net interest income of $3.0 million for the nine months ended September 30, 2004 reflects an increase of $27,000 or 0.89% from the net interest income for the nine months ended September 30, 2003.

Provision for Loan Losses. Mutual Savings Bank's provision for loan losses for the nine months ended September 30, 2004 totaled $36,000 while no provision was made during the nine months ended September 30, 2003. In evaluating the adequacy of loan loss allowances, management considers factors such as delinquency trends, portfolio composition, past loss experience and other factors such as general economic conditions. During the past year, Mutual Savings Bank's level of nonperforming assets decreased from $70,000 at September 30, 2003, to $25,000 at September 30, 2004 and the percentage of nonperforming assets to total assets decreased from 0.07% to 0.02% for the same respective time periods. At September 30, 2004, the allowance for loan losses to nonperforming loans was 4096.00% as compared to 1220.00% at September 30, 2003. For the nine months ended September 30, 2004, Mutual Savings Bank charged off loans net of recoveries of $67,227 which represents an increase of $37,808 from the nine months ended September 30, 2003.

Other Income. Other income for the nine months ended September 30, 2004 was $677,000 compared to $528,000 for the nine months ended September 30, 2003, an increase of $149,000 or 28.22%. The increase in other income was primarily the result of the $118,000 increase in net gains on loan sales as a result of Mutual Savings Bank capitalizing servicing assets on loans sold.

During the first quarter of 2004, Mutual Savings Bank, through its Asset Liability Committee, made the decision to sell all newly originated fixed-rate loans secured by 1-4 family real estate which are eligible for sale to the Federal Home Loan Mortgage Corporation ("Freddie Mac"). Those loans originated with maturities of 15 years and longer which did not qualify for sale to "Freddie Mac" were to be placed into adjustable rate mortgage products offered by Mutual Savings Bank. Mutual Savings Bank was not in compliance with its interest rate policy at December 31, 2003, and March 31, 2004. Mutual Savings Bank is now in compliance with its interest rate policy. Mutual Savings Bank aggressively sold such loans originated and booked in 2003 during the first quarter of 2004 due to Mutual Savings Bank's efforts to reduce its interest rate risk exposure to within tolerable rate limits established by its interest rate policy. The favorable interest rate environment in the first quarter resulted in higher fee income associated with the sale of these loans.

At December 31, 2003, Mutual Savings Bank's asset liability model indicated its net portfolio value would decrease by 2.69% of assets in the event of an immediate 300 basis point increase in interest rates and decrease 0.31% in the event of an immediate 75 basis point decrease in interest rates. The efforts described in the above paragraph improved these measurements at March 31, 2004 and June 30, 2004.

At March 31, 2004, the asset liability model indicated the net portfolio value would decrease by 2.16% of assets in the event of an immediate 300 basis point increase in interest rates while at June 30, 2004 the net portfolio value would decrease by 1.31%. In an immediate 75 basis point decrease in interest rates, the net portfolio value would decrease at March 31, 2004 by 0.35% and would increase by 0.32% at June 30, 2004. Mutual Savings Bank reduced its interest rate risk exposure to within its tolerable rate limit of a decrease of 2.00% of assets in both the rising rate and declining rate cases as of June 30, 2004.

Looking ahead, Mutual Savings Bank intends to continue to sell all newly originated fixed-rate loans secured by 1-4 family real estate with maturities of 15 years or longer. In addition, the Board of Directors approved an increase in the tolerable rate limit for interest rate risk to a decrease of 2.50% of assets in the event of an immediate 300 basis point increase or an immediate 75 basis point decrease in interest rates. The adjustment to the tolerable rate limit became effective August 18, 2004.

Other Expense. Other expense for the nine months ended September 30, 2004 was $2.9 million compared to $2.8 million for the same period last year, an increase of $89,000 or 3.19%. During this period, salaries and employee benefits, net occupancy and equipment expenses, and data processing fees increased by $135,000, $27,000 and $26,000, respectively, which was offset by the $89,000, or 100%, decrease of service bureau conversion expense. Mutual Savings Bank completed its conversion of service bureaus in October 2003.

Income Taxes. Mutual Savings Bank recognized income tax expense of $335,000 for the nine months ended September 30, 2004, as compared to $308,000 for the nine months ended September 30, 2003, which represents an increase in the effective tax rate from 39.04% to 39.88%.

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

B. Changes in internal controls. There were no significant changes in Third Century's internal control over financial reporting identified in connection with Third Century's evaluation of controls that occurred during Third Century's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, Third Century's internal control over financial reporting.



PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

Third Century, from time to time, is a party to routine litigation, which arises in the normal course of business, such as claims to enforce liens, condemnation proceedings on properties in which Mutual Savings Bank holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the business of Third Century. There were no lawsuits pending or known to be contemplated against Third Century at September 30, 2004 that would have a material effect on Third Century's operations or income.


Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

          None.


Item 3. Defaults Upon Senior Securities

          None.


Item 4. Submission of Matters to a Vote of Security Holders

          None.


Item 5. Other Information

          On and effective November 11, 2004, the Third Century Board of Directors amended Third Century's Code of By-laws to change the time of the Annual Meeting of Shareholders specified in Section 2 of
          Article III of the By-laws from 1:30 P.M. to 9:00 A.M.


Item 6. Exhibits

          The  exhibits  filed as part of this  Form  10-QSB  are  listed in the
          Exhibit Index, which is incorporated by reference.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          THIRD CENTURY BANCORP


Date:    November 11, 2004                By: /s/ Robert D. Heuchan
                                          --------------------------------------
                                          Robert D. Heuchan
                                          President and Chief Executive Officer



Date:    November 11, 2004                By: /s/ Debra K. Harlow
                                          --------------------------------------
                                          Debra K. Harlow
                                          Chief Financial Officer

                                  Exhibit Index

Exhibit
   No.                    Description                                   Location

   3.1       Amended and Restated Code of By-Laws                       Attached

  31.1       Rule 13a-14(a) Certification of Robert D. Heuchan,
             President and Chief Executive Officer                      Attached

  31.2       Rule 13a-14(a) Certification of Debra K. Harlow,
             Vice President and Chief Financial Officer                 Attached

  32.1       Section 1350 Certification of Robert D. Heuchan            Attached

  32.2       Section 1350 Certification of Debra K. Harlow              Attached