Form 10KSB
period 2004-12-31
THIRD CENTURY BANCORP
filed 2005-03-29
CIK 1282847

================================================================================
                                   FORM 10-KSB

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the fiscal year ended December 31, 2004 or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from _____________ to _______________

                                    000-50828
--------------------------------------------------------------------------------
                             Commission File Number
                              THIRD CENTURY BANCORP
--------------------------------------------------------------------------------
                         (Name of Small Business Issuer)

                 INDIANA                               20-0857725
---------------------------------------     ------------------------------------
     (State or Other Jurisdiction of        (I.R.S. Employer Identification No.)
     Incorporation or Organization)

       80 EAST JEFFERSON STREET
           FRANKLIN, INDIANA                               46131
----------------------------------------    ------------------------------------
(Address of principal executive offices)                 (Zip code)

                           Issuer's Telephone Number:
                                 (317) 736-7151

           Securities Registered Pursuant to Section 12(b) of the Act:

                                      NONE

           Securities Registered Pursuant to Section 12(g) of the Act:

                         COMMON STOCK, WITHOUT PAR VALUE
--------------------------------------------------------------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. YES [X] NO [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer had $6.9 million in revenues for the fiscal year ended December 31, 2004.

The aggregate market value of the voting Common Stock held by non-affiliates of the issuer, computed by reference to the average bid and asked price of such stock on March 1, 2005 was $20,087,927.

As of March 1, 2005, there were issued and outstanding 1,653,125 shares of the issuer's Common Stock.

                       Documents Incorporated By Reference

Portions of the Annual Report to Shareholders for the year ended December 31, 2004 are incorporated into Part II.

Transitional Small Business Disclosure Format (check one): YES [ ]  NO [X]

                            Exhibit Index on Page E-1
                               Page 1 of 39 pages
================================================================================

                              THIRD CENTURY BANCORP
                                   FORM 10-KSB
                                      INDEX
                                                                            PAGE

PART I.........................................................................3

FORWARD-LOOKING STATEMENTS.....................................................3

   Item 1.     Description Of Business.........................................3
   Item 2.     Description of Property........................................27
   Item 3.     Legal Proceedings..............................................28
   Item 4.     Submission of Matters to a Vote of Security Holders............28
   Item 4.5.   Executive Officers of the Registrant...........................28

PART II.......................................................................29

   Item 5.     Market for Common Equity, Related Stockholder Matters
                and Small Business Issuer Purchases of Equity Securities......29
   Item 6.     Management's  Discussion and Analysis or Plan of Operation.....29
   Item 7.     Financial Statements...........................................31
   Item 8.     Changes In and Disagreements With Accountants on
                Accounting and Financial Disclosure...........................31
   Item 8A.    Controls and Procedures........................................32
   Item 8B.    Other Information..............................................32

PART III......................................................................32

   Item 9.     Directors,  Executive Officers,  Promoters and Control Persons;
                Compliance With Section 16(a) of the Exchange Act.............32
   Item 10.    Executive Compensation.........................................33
   Item 11.    Security Ownership of Certain Beneficial Owners and
                Management and Related Stockholder Matters....................35
   Item 12.    Certain Relationships and Related Transactions.................36
   Item 13.    Exhibits.......................................................37
   Item 14.    Principal Accountant Fees and Services.........................38

SIGNATURES....................................................................39

Exhibit Index

                                     PART I

                           FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-KSB ("Form 10-KSB") contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this Form 10-KSB and include statements regarding the intent, belief, outlook, estimates or expectations of Third Century Bancorp, its directors, or its officers primarily with respect to future events and the future financial performance of Third Century Bancorp. Readers of this Form 10-KSB are cautioned that any such forward-looking statements are not guarantees of future events or performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward-looking statements as a result of various factors. The accompanying information contained in this Form 10-KSB identifies important factors that could cause such differences. These factors include but are not limited to changes in interest rates; loss of deposits and loan demand to other savings and financial institutions; substantial changes in financial markets; changes in real estate values and the real estate market; regulatory changes; or unanticipated results in pending legal proceedings.


ITEM 1. DESCRIPTION OF BUSINESS.

     Third Century Bancorp ("Third Century" and, together with Mutual Savings Bank, the "Company" or "we") was formed on March 15, 2004, as an Indiana corporation to be the holding company for Mutual Savings Bank ("Mutual" or the "Bank"). On June 29, 2004, Third Century acquired the common stock of Mutual upon the conversion of Mutual from a state mutual savings bank to a state stock savings bank.

     Mutual was originally organized in 1890 as the Mutual Building and Loan Association. In 1994, Mutual became an Indiana savings bank and changed its name to "Mutual Savings Bank." Mutual currently conducts its business from six offices in Johnson County, Indiana. Its main office and three other offices are in Franklin and it also has offices in Trafalgar and Nineveh. Mutual's principal business consists of attracting deposits from the general public, originating long-term, fixed-rate loans secured primarily by first mortgage liens on one- to four-family real estate and other commercial and consumer loans. Its deposit accounts are insured up to applicable limits by the Savings Association Insurance Fund of the FDIC.


LENDING ACTIVITIES

     Mutual  has  historically   concentrated  its  lending  activities  on  the
origination of loans secured by first mortgage liens for the purchase, construction or refinancing of one- to four-family residential real property. One- to four-family residential mortgage loans continue to be the major focus of its loan origination activities, representing 22.73% of its total loan portfolio at December 31, 2004. Mutual also offers commercial real estate loans, real estate construction loans and consumer loans. Mortgage loans secured by commercial real estate totaled approximately 22.59% of Mutual's total loan portfolio at December 31, 2004, while residential construction loans totaled approximately 13.63%, commercial construction loans totaled approximately 0.05%, and consumer loans totaled approximately 35.43% of its total loans at December 31, 2004. To a limited extent, Mutual also offers multi-family and commercial loans.

     Under Indiana law, the total loans and extensions of credit by an Indiana-chartered savings bank to a borrower outstanding at one time and not fully secured may not exceed 15% of such bank's capital and unimpaired surplus. At December 31, 2004, 15% of Mutual's capital and unimpaired surplus was $3.4 million. An additional amount up to 10% of capital and unimpaired surplus may be loaned to the same borrower if such loan is fully secured by readily marketable collateral having a market value, as determined by reliable and continuously available price quotations, at least equal to the amount of such additional loans outstanding.


     LOAN PORTFOLIO DATA. The following table sets forth the composition of Mutual's loan portfolio by loan type and security type as of the dates indicated, including a reconciliation of gross loans receivable after consideration of the allowance for loan losses and loans in process.

                                                                        At December 31,
                                           ---------------------------------------------------------------------------
                                                           2004                                  2003
                                           -------------------------------------- ------------------------------------
                                                Amount         Percent of Total       Amount        Percent of Total
                                           ------------------ ------------------------------------ -------------------
                                                                    (Dollars in Thousands)

TYPE OF LOAN
Real Estate Mortgage Loans:
    Land............................            $  1,368              1.37%            $  4,234              4.32%
    One-to-Four-Family..............              52,125             52.19               56,133             57.25
    Multi-Family....................                 338              0.34                  363              0.37
    Commercial......................              21,629             21.66               15,567             15.88
Construction........................               4,765              4.77                5,352              5.46
Consumer Loans:
    Home Equity.....................               3,813              3.82                3,413              3.48
    Automobiles.....................               3,876              3.88                2,483              2.53
    Lines of Credit.................               3,563              3.57                3,102              3.16
    Other...........................                 419              0.42                  329              0.34
Commercial Loans....................            $  7,982              7.98             $  7,076              7.21
                                                --------            ------             --------            ------
    Gross Loans Receivable..........            $ 99,878            100.00%            $ 98,052            100.00%
                                                ========            ======             ========            ======

TYPE OF SECURITY
Land................................            $  1,368              1.37%            $  4,234              4.32%
One-to-four-family..................              52,125             52.19               62,548             63.79
Multi-family........................                 338              0.34                  363              0.37
Commercial Real Estate..............              21,629             21.66               15,567             15.88
Automobiles.........................               3,876              3.88                2,483              2.53
Other Security......................              18,583             18.60               11,245             11.47
Unsecured...........................               1,959              1.96                1,612              1.64
                                                --------            ------            ---------            ------
    Gross Loans Receivable..........            $ 99,878            100.00%            $ 98,052            100.00%
                                                ========            ======             ========            ======

DEDUCT:
Deferred Loan Fees..................                  44                                     42
Allowance for Loan Losses...........               1,012                                  1,055
                                                --------                               --------
    Net Loans Receivable............            $ 98,822                               $ 96,955
                                                ========                               ========

MORTGAGE LOANS:
Adjustable-Rate.....................            $ 27,955                               $ 23,448
Fixed-Rate..........................              47,505                                 52,849
                                                --------                               --------
    Total...........................            $ 75,460                               $ 76,297
                                                ========                               =========

     The following table sets forth certain information at December 31, 2004, regarding the dollar amount of loans maturing in Mutual's loan portfolio based on the contractual terms to maturity. Demand loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less. This schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses. Management expects prepayments will cause actual maturities to be shorter.


                                     Balance
                                   Outstanding
                                   at December                     Due During Years Ended December 31,
                                        31,                      2006 to     2008 to     2010 to     2015 to    2025 and
                                       2004           2005        2007        2009        2014        2024      Following
                                  ---------------------------------------------------------------------------------------
                                                                  (Dollars in Thousands)
Real Estate Mortgage Loans:
    Land.......................... $  1,368         $   309      $    -     $    31    $    132     $   896      $     -
    One-to-Four-Family............   52,125             746         369         768       6,919      24,648       18,675
    Multi-Family..................      338               5           -           -          70         263            -
    Commercial....................   21,629           1,458       2,173         288       1,553      14,929        1,228
Construction......................    4,765           4,471         294           -           -           -            -

Consumer Loans:
    Home Equity...................    3,813              57         272         201       2,215       1,068            -
    Automobiles...................    3,876             111       1,080       2,529         156           -            -
    Lines of Credit...............    3,563           2,459       1,055          49           -           -            -
    Other.........................      419              70          90         212          47           -            -

Commercial Loans.................. $  7,982           4,181         420         765       1,200         541          875
                                   --------         --------     ------     -------    --------     -------      -------

    Total......................... $ 99,878         $13,867      $5,753     $ 4,843    $ 12,292     $42,345      $20,778
                                   ========         =======      ======     =======    ========     =======      ========

     The following table sets forth as of December 31, 2004, the dollar amount of all loans due after one year that have fixed interest rates or adjustable rates.

                                                         Due After December 31, 2005
                                  ---------------------------------------------------------------------------
                                           Fixed Rates             Variable Rates                  Total
                                  ---------------------------------------------------------------------------
                                                            (Dollars in Thousands)
Real Estate Mortgage Loans:
    Land............................       $    666                   $    393                   $  1,059
    One-to-Four-Family..............         40,614                     10,765                     51,379
    Multi-Family....................              -                        333                        333
    Commercial......................          4,915                     15,256                     20,171
Construction........................            294                          -                        294

Consumer Loans:
    Home Equity.....................              -                      3,756                      3,756
    Automobiles.....................          3,765                          -                      3,765
    Lines of Credit.................            114                        990                      1,104
    Other...........................            349                          -                        349

Commercial Loans....................          2,002                      1,799                      3,801
                                           --------                   --------                   --------

    Total...........................       $ 52,719                   $ 33,292                   $ 86,011
                                           ========                  =========                   =========

     ONE- TO FOUR-FAMILY RESIDENTIAL LOANS. Mutual's primary lending activity consists of the origination of one- to four-family residential mortgage loans secured by property located in its primary market area. Mutual generally does not originate one- to four-family residential mortgage loans if the ratio of the loan amount to the lesser of the current cost or appraised value of the property exceeds 95%. Mutual generally requires private mortgage insurance on loans with a loan-to-value ratio in excess of 80%. The cost of such insurance is factored into the annual percentage rate on such loans. All properties also have title and, to the extent applicable, flood insurance.

     Mutual also offers second mortgages on one- to four-family residential properties at a fixed rate. Second mortgages are generally written for up to 80% of the available equity (the appraised value of the property less any first mortgage amount).

     Mutual's current underwriting criteria for one- to four-family residential loans focus on the collateral securing the loan, income, debt-to-income ratio, stability of earnings and credit history of a potential borrower, in making credit decisions. Mutual also has incorporated uniform underwriting criteria based on the Federal Home Loan Mortgage Corporation ("FHLMC") lending criteria, recognizing that the sale of mortgage loans has become an important tool in liquidity and interest rate risk management. Mutual originates fixed-rate loans which provide for the payment of principal and interest over a period of up to 30 years.

     In addition, Mutual offers loans that are fixed for the first one, three, five or seven years and then have an adjustable rate for subsequent years. The adjustable-rate mortgage loans that it originates provide for a maximum interest rate adjustment of 2% over a one-year period and a maximum adjustment of 5% over the life of the loan. Mutual's residential adjustable-rate mortgages are amortized for terms up to 30 years. Although Mutual would generally prefer to originate mortgage loans that have adjustable rather than fixed interest rates, the current low-interest rate environment has reduced borrower demand for adjustable-rate mortgage loans. Mutual also offers fixed-rate second mortgages.

     All of the fixed-rate loans that Mutual originates for sale are written to FHLMC standards. Mutual generally sells any owner-occupied mortgages that are for terms of more than 12 years. It retains the servicing rights on the loans that it sells.

     Adjustable-rate mortgage loans decrease the risk associated with changes in interest rates by periodically repricing but involve other risks because, as interest rates increase, the underlying payments by the borrower also increase, thus increasing the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustment of the contractual interest rate is also limited by the maximum periodic and lifetime interest rate adjustment permitted by the loan documents, and, therefore, is potentially limited in effectiveness during periods of rapidly rising interest rates. Mutual retains all adjustable-rate mortgage loans that it originates and, at December 31, 2004, approximately 20.89% of its one- to four-family residential loans had adjustable rates of interest.

     All of the one- to four-family residential mortgage loans that Mutual originates include "due-on-sale" clauses, which give it the right to declare a loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan is not repaid. However, Mutual occasionally permits assumptions of existing residential mortgage loans on a case-by-case basis.

     At December 31, 2004, approximately $52.1 million, or 52.19% of Mutual's portfolio of loans, consisted of one- to four-family residential loans. Approximately $195,000, or 0.37% of total one- to four-family residential loans, was included in non-performing assets as of that date.

     COMMERCIAL REAL ESTATE LOANS. Our commercial real estate loans at December 31, 2004, were secured by churches, office buildings and other commercial properties ($21.6 million), and apartments consisting of five or more units ($338,000). Mutual originates commercial real estate loans with terms no greater than 20 years. Mutual generally requires a loan-to-value ratio of no more than 80% on commercial real estate loans. Mutual originates both fixed-rate and adjustable-rate commercial loans.

     Commercial real estate loans generally are larger than one- to four-family residential loans and involve a greater degree of risk. Commercial real estate loans often involve large loan balances to single borrowers or groups of related borrowers. Payments on these loans depend to a large degree on results of operations and management of the properties and may be affected to a greater extent by adverse conditions in the real estate market or the economy in general. Accordingly, the nature of the loans makes them more difficult for management to monitor and evaluate. In addition, balloon loans may involve a greater degree of risk to the extent the borrower is unable to obtain financing or cannot repay the loan when the loan matures or a balloon payment is due.

     At December 31, 2004, approximately $21.6 million, or 21.66% of Mutual's total loan portfolio, consisted of commercial real estate loans. On the same date, no commercial real estate loans were included in non-performing assets.

     At December 31, 2004, approximately $338,000, or 0.34% of Mutual's total loan portfolio, consisted of mortgage loans secured by multi-family dwellings. Multi-family residential real estate loans generally are secured by multi-family rental properties, such as walk-up apartments. At December 31, 2004, there were no multi-family loans included in non-performing assets.

     Multi-family loans, like commercial real estate loans, involve greater risk than do residential loans and carry larger loan balances. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties, and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family real estate typically depends upon the successful operation of the related real estate property. If the cash flow from the project is reduced, the borrower's ability to repay the loan may be impaired. Also, the loans-to-one-borrower limitation limits Mutual's ability to make loans to developers of apartment complexes and other multi-family units.

     CONSTRUCTION LOANS. Mutual offers construction loans to individuals for the purpose of constructing one- to four-family residences, but only where the borrower commits to permanent financing on the finished project with Mutual or another qualified lender. During the construction phase, the loan agreement requires monthly interest payments by the borrower on the amount drawn on the loan. When the construction of the residence is completed, the construction rider terminates and the loan converts into a one- to four-family residential mortgage loan.

     Mutual also offers construction loans to builders or developers who are on Mutual's approved list for the construction of residential properties on a speculative basis (i.e., before the builder/developer obtains a commitment from a buyer), or for the construction of commercial or multi-family properties. In such cases, Mutual typically structures the loan as a short-term loan with a fixed interest rate, with interest payable quarterly. Construction loans to builders or developers typically have a higher interest rate than residential construction loans to individuals unless Mutual has the long-term commitment for financing. Mutual also offers construction loans to businesses and organizations for the purpose of constructing business-related facilities, including, but not limited to, the new construction and remodeling of small office buildings and church facilities. At December 31, 2004, approximately $4.1 million or 4.09% of Mutual's total loan portfolio consisted of residential construction loans and $678,000 or 0.68% of its total loan portfolio consisted of commercial construction loans. At December 31, 2004, there were no construction loans included in non-performing assets.

     The maximum loan-to-value ratio for a construction loan is based upon the nature of the construction project. For example, a construction loan to an individual for the construction of a one- to four-family residence may be written with a maximum loan-to-value ratio of 95%, while a construction loan for a commercial project may be written with a maximum loan-to-value ratio of 80%. Inspections generally are made prior to any disbursement under a construction loan, and Mutual normally charges a commitment fee for construction loans.

     While providing Mutual with a comparable, and in some cases higher, yield than conventional mortgage loans, construction loans sometimes involve a higher level of risk. For example, if a project is not completed and the borrower defaults, Mutual may have to hire another contractor to complete the project at a higher cost. Also, a project may be completed, but may not be salable, resulting in the borrower defaulting and Mutual's taking title to the project.

     CONSUMER LOANS. Mutual's consumer loans at December 31, 2004, consisted primarily of variable- and fixed-rate home equity loans ($3.8 million representing 3.82% of our total loan portfolio) and lines of credit ($3.6 million representing 3.57% of our total loan portfolio) and automobile loans ($3.9 million representing 3.88% of our total loan portfolio). Consumer loans tend to have shorter terms and higher yields than permanent residential mortgage loans. At December 31, 2004, Mutual's consumer loans aggregated approximately $11.7 million, or 11.69%, of its total loan portfolio.

     Home equity lines of credit are generally written for up to 80% of the appraised value less any first mortgage amount. Mutual generally will write automobile loans for up to 100% of the acquisition price for a new automobile and the lower of the purchase price or the trade-in value for a used automobile. The repayment schedule of loans covering both new and used vehicles is consistent with the expected life and normal depreciation of the vehicle.

     Consumer loans may entail greater risk than residential mortgage loans, particularly in the case of consumer loans that are unsecured or are secured by rapidly depreciable assets, such as automobiles. Further, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance. In addition, consumer loan collections depend on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans.

     COMMERCIAL LOANS. Mutual offers commercial loans, which consist primarily of loans to businesses that are secured by assets other than real estate, with examples of such assets being equipment, inventory and receivables. In some cases the loans are unsecured. As of December 31, 2004, commercial loans amounted to $8.0 million, or 7.98%, of Mutual's total loan portfolio. Commercial loans tend to bear somewhat greater risk than residential mortgage loans, depending on the ability of the underlying enterprise to repay the loan. As of December 31, 2004, no commercial loans were included in non-performing assets.

     The following table shows Mutual's loan origination, purchase and repayment activity during the periods indicated.


                                                                     Year Ended December 31,
                                                                   2004                  2003
                                                            ------------------------------------------
                                                                     (Dollars in Thousands)
Loans Originated:
  Real Estate Mortgage Loans:
    Land.............................................                $   337         $     878
    One-to-Four-Family...............................                 10,009            26,429
    Commercial.......................................                  9,950             6,384
    Construction.....................................                  8,181             2,045

  Consumer Loans:
    Home Equity and Home Improvement.................                    776             1,668
    Other............................................                  7,415             3,809
  Commercial Loans...................................                  7,375             3,643
                                                                     -------         ---------
    Total Originations...............................                 44,043            44,856

Reductions:
  Principal Loan Repayments..........................                 42,048            27,065
  Transfers from Loans to Real Estate Owned..........                    170                 -
                                                                     -------        ----------
    Total Reductions.................................                 42,218            27,065

Decrease in Other Items..............................                    (42)              172
                                                                     -------         ---------

Net Increase.........................................                $ 1,867         $  17,619
                                                                     =======         =========

     ORIGINATION AND OTHER FEES. Mutual realizes income from origination fees, late charges, checking account service charges and fees for other miscellaneous services. Late charges are generally assessed if payment is not received within a specified number of days after it is due. The grace period depends on the individual loan documents.

NON-PERFORMING AND PROBLEM ASSETS

     Mutual reviews loans on a regular basis and loans are placed on a non-accrual status when the loans become contractually past due 90 days or more. Mutual's policy is that all earned but uncollected interest on all loans be reviewed monthly to determine if any portion thereof should be classified as uncollectible for any loan past due less than 90 days. Mutual sends a written notice when loans are 30 days past due and sends a letter or makes verbal contact when loans are 60 days past due. Loans that reach 90 days past due are brought before the Asset Classification Committee. The Asset Classification Committee discusses all delinquent loans at its monthly meetings and decides what additional actions should be taken with respect to each delinquent loan. Management is authorized to commence foreclosure proceedings for any loan upon making a determination that it is prudent to do so. All loans for which foreclosure proceedings have been commenced are placed on non-accrual status.

     NON-PERFORMING ASSETS. At December 31, 2004, $195,000, or 0.15% of Mutual's total assets, were non-performing assets (loans delinquent more than 90 days, non-accruing loans and foreclosed assets) compared to $429,000, or 0.40%, of our total assets at December 31, 2003. The table below sets forth the amounts and categories of our non-performing assets.


                                                                Year Ended December 31,
                                                       ------------------------------------------
                                                              2004                  2003
                                                       ------------------------------------------
                                                                (Dollars in Thousands)
Non-Performing Assets:
Non-Performing Loans............................                 $   25           $   429
Foreclosed Assets...............................                    170                 -
                                                                 ------           -------
Total Non-Performing Assets ....................                 $  195           $   429
                                                                 ======           =======
Non-Performing Loans to Total Loans.............                   0.20%            0.44%
Non-Performing Assets to Total Assets...........                   0.15%            0.40%

     At December 31, 2004, Mutual held loans delinquent from 30 to 89 days totaling $1.9 million.

     There was one loan for $25,000 past due 90 days or more and still accruing interest at December 31, 2004, for which interest was fully reserved. No loans at December 31, 2004 were on non-accrual.

     The following table reflects the amount of loans in a delinquent status as of the dates indicated:

                                             At December 31, 2004                             At December 31, 2003
                                ------------------------------------------------ -----------------------------------------------
                                     30 - 89 Days           90 Days or More           30 - 89 Days          90 Days or More
                                ------------------------ ----------------------- ----------------------- -----------------------
                                  Number     Principal     Number     Principal    Number     Principal    Number     Principal
                                    of        Balance        of        Balance      of         Balance      of         Balance
                                  Loans      of Loans      Loans      of Loans     Loans      of Loans     Loans      of Loans
                                ----------- ------------ ----------- ----------- ----------- ----------- ----------- -----------
                                                                    (Dollars in Thousands)
Real Estate Mortgage Loans:
    One-to-Four-Family.....         5           $ 303        1           $ 25        15         $ 846        2          $ 70
    Multi-Family...........         1               4        -              -         1             9        -             -
    Construction ..........         -               -        -              -         1           130        1           359
Home Equity and Home
Improvement................         1              23        -              -         9           102        -             -
Other Consumer Loans.......         9              96        -              -         6            42        -             -
Commercial Loans...........         4           1,456        -              -         4            92        -             -
                                   --         -------       --           ----        --       -------       --          ----
    Total..................        20         $ 1,883        1           $ 25        36       $ 1,221        3          $429
                                   ==         =======       ==           ====        ==       =======       ==          ====
Delinquent Loans to Total
Loans......................      1.02%          1.89%     0.05%          0.03%     1.98%         1.24%    0.17%         0.44%

     CLASSIFIED ASSETS. Mutual's Asset Classification Policy provides for the classification of loans and other assets such as debt and equity securities considered to be of lesser quality as "substandard," "doubtful" or "loss" assets. An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.

     An insured institution is required to establish general allowances for loan losses in an amount deemed prudent by management for loans classified substandard or doubtful, as well as for other problem loans. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as "loss," it is required either to establish a specific allowance for losses equal to 100% of the amount of the asset so classified or to charge off such amount.

     At December 31, 2004 and 2003, the aggregate amount of Mutual's classified assets, and of its general and specific loss allowances were as follows:

                                                      Year Ended December 31,
                                             -----------------------------------
                                                    2004                  2003
                                             -----------------------------------
                                                      (Dollars in Thousands)
Substandard Loans.....................           $     299          $     1,950
Doubtful Loans........................                  10                   30
Loss Loans............................                   -                   14
                                                 ---------          -----------
    Total Classified Loans............           $     309          $     1,994
                                                 =========          ===========

General Loss Allowance................           $     859          $       692
Specific Loss Allowance...............                 153                  363
                                                 ---------          -----------
    Total Allowances .................           $   1,012          $     1,055
                                                 =========          ===========

     Assets that do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated "special mention" by management. At December 31, 2004 and 2003, Mutual classified $2.1 million and $828,000 of loans as "special mention." The "special mention" classification refers to assets that do not currently expose Mutual to a significant degree of risk but do possess credit deficiencies or potential weakness deserving management's close attention.

     The above table shows one loan in the amount of $14,000 for the year 2003 classified in the "loss" category. Even though this loan was classified as "loss," it was charged off as of the year-end date. While management recognized the probability of a charge-off on the loan in its entire amount, the circumstances to warrant the actual charge to the loan loss provision had not yet occurred. The $14,000 in loan losses were charged off in the first quarter of 2004. Additionally, beginning in 2004, Third Century implemented procedures whereby loans that are identified as losses are charged off in the period the loans are deemed uncollectible.

     Mutual regularly reviews its loan portfolio to determine whether any loans require classification in accordance with applicable regulations. Not all of Mutual's classified assets constitute non-performing assets.

ALLOWANCE FOR LOAN LOSSES

     The allowance for loan losses is maintained to absorb losses inherent in the loan portfolio. The allowance is based on ongoing, quarterly assessments of the probable estimated losses inherent in the loan portfolio. The allowance is increased by the provision for loan losses, which is charged against current period operating results and decreased by the amount of charge-offs, net of recoveries. Mutual's methodology for assessing the appropriateness of the allowance consists of several key elements, which include the general allowance, specific allowances for identified problem loans, and the unallocated allowance.

     The general allowance is calculated by applying loss factors to outstanding loans based upon Mutual's historical loss experience and may be adjusted for significant factors that, in management's judgment, affect the collectibility of the portfolio as of the evaluation date. The general allowance is utilized to estimate incurred losses on Mutual's homogeneous unclassified loan pools.

     Specific allowances are established in cases where management has identified significant conditions or circumstances related to a credit that management believes indicate the probability that a loss has been incurred in excess of the amount determined by the application of the formula allowance. The loans that are reviewed for specific allowances are generally those loans internally classified as substandard, doubtful or loss.

     The unallocated allowance is based upon management's evaluation of various conditions, the effects of which are not directly measured in the determination of the formula and specific allowances. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific credits. The conditions evaluated in connection with the unallocated allowance may include existing general economic and business conditions affecting Mutual's key lending areas, credit quality trends, collateral values, loan volumes and concentrations, seasoning of the loan portfolio, specific industry conditions within portfolio segments, recent loss experience in particular segments of the portfolio, duration of the current business cycle, bank regulatory examination results, and findings of an independent third party conducting reviews of the loan portfolio.

     SUMMARY OF LOAN LOSS EXPERIENCE. The following table analyzes changes in the allowance for loan losses during the years ended December 31, 2004 and 2003.

                                                    Year Ended December 31,
                                                   -----------------------------
                                                     2004             2003
                                                   -----------------------------
                                                     (Dollars in Thousands)

Balance at Beginning of Period................     $    1,055        $     884
Charge-Offs:
    One-to-Four-Family Mortgage Loans.........              -               23
    Consumer Loans............................             37                8
    Commercial Loans..........................             74                -
                                                   ----------        ---------
    Total Charge-Offs.........................            111               31
                                                   ----------        ---------

Recoveries:
    One-to-Four-Family Mortgage Loans.........              2                -
    Consumer Loans............................              2                2
    Commercial Loans..........................             28                -
                                                   ----------        ---------
    Total Charge-Offs.........................             32                2
                                                   ----------        ---------

Net Charge-Offs...............................             79               29

Provision for Losses on Loans.................             36              200
                                                   ----------        ---------

Balance End of Period.........................     $    1,012       $    1,055
                                                   ==========       ==========

Allowance for Loan Losses as a Percent
   of Total Loss Outstanding..................          1.01%            1.08%

Ratio of Net Charge-Offs to Average Loans
   Outstanding................................          0.08%            0.03%

     ALLOCATION OF ALLOWANCE FOR LOAN LOSSES. The following table presents an analysis of the allocation of Mutual's allowance for loan losses at the dates indicated.


                                                                             At December 31,
                                                     ----------------------------------------------------------------
                                                                  2004                             2003
                                                     -------------------------------- -------------------------------
                                                                       Percent of                     Percent of
                                                                      Loans in Each                  Loans in Each
                                                                       Category to                    Category to
                                                         Amount        Total Loans       Amount       Total Loans
                                                     --------------- ------------------------------ -----------------
                                                                        (Dollars in Thousands)

Balance at End of Period Applicable to:
    Land.......................................      $       -             1.37%      $       -           4.32%
Real Estate Mortgage Loans:
    One-to-Four-Family.........................            170            52.19             122          57.25
    Commercial and Multi-Family................            226            21.66             372          16.25
    Construction Loans.........................             30             4.77             102           5.46
    Home Equity and Home Improvements..........              -             3.82               1           3.48
    Other Consumer Loans.......................            140             7.87             148           6.03
    Commercial Loans...........................            104             7.98              64           7.21
    Unallocated................................            342               -              246              -
                                                     ---------           -------      ---------         -------
       Total...................................      $   1,012           100.00%      $   1,055         100.00%
                                                     =========           =======      =========         =======

OTHER SOURCES OF REVENUE

     TRUST SERVICES. Mutual's Trust Department provides agency services, trust services, guardianships and estate services to individuals and families. The Trust Department establishes and manages trusts, administers estates, establishes power of attorney arrangements and offers individual retirement accounts in addition to other products and services. As of December 31, 2004, the Trust Department had 178 accounts representing $6.7 million, including funeral trusts. For the year ended December 31, 2004, revenues generated by the Trust Department totaled $70,000.

     CREDIT CARD UNDERWRITING. Mutual also issues Mutual Savings Bank Credit Cards, which are personal unsecured lines of credit in amounts from $2,500 to $50,000. The annual percentage rate is 9.90%. There is no annual fee.

     OTHER FEES. Mutual also realizes income from checking account service charges, safe deposit fees and fees for other miscellaneous services.

INVESTMENTS AND FEDERAL HOME LOAN BANK STOCK

     Mutual's investment policy is designed primarily to maximize the yield on the investment portfolio subject to minimal liquidity risk, default risk, interest rate risk, and prudent asset/liability management. Mutual has retained an investment advisor registered with the Securities and Exchange Commission to provide it with investment and financial advice including recommendations regarding risk strategies and risk assessment, investment purchases and sales, and dealer selection.

     Mutual's investment portfolio consists of U.S. government agency securities and Federal Home Loan Bank stock. At December 31, 2004, approximately $11.5 million or 9.09% of its total assets, consisted of such investments. All of Mutual's securities, except for Federal Home Loan Bank stock, were classified as held to maturity at December 31, 2004.

     The following table sets forth the carrying value and market value of Mutual's investments at the dates indicated.



                                                                             At December 31,
                                                     ----------------------------------------------------------------
                                                                  2004                            2003
                                                     ------------------------------- --------------------------------
                                                     Amortized Cost                    Amortized
                                                        Cost           Fair Value         Cost       Fair Value
                                                     --------------- --------------- -------------- -----------------
                                                                        (Dollars in Thousands)

    Held to Maturity:
        Agency Securities......................      $  10,455         $ 10,445         $   201      $    202
        State and Municipal....................              -                -               -             -
        Mortgage Backed Securities.............              -                -               -             -
        Corporate Obligations..................              -                -             488           488
    FHLB Stock (1).............................          1,020            1,020             975           975
                                                     ---------         --------         -------      --------

    Total Investment Securities................      $  11,475         $ 11,465         $ 1,664      $  1,665
                                                     =========         ========         =======      ========

(1) Market value is based on the price at which the stock may be resold to the FHLB of Indianapolis.

     Investment securities, excluding Federal Home Loan Bank stock, which has no stated maturity, will mature as follows: $8.5 million by December 31, 2005 and $2.0 million by December 31, 2006. At December 31, 2004, the weighted average yield on agency securities and FHLB stock was 1.79% and 4.80%, respectively.

SOURCES OF FUNDS

     GENERAL. Deposits have traditionally been Mutual's primary source of funds for use in lending and investment activities. In addition to deposits, Mutual derives funds from scheduled loan payments, loan prepayments, retained earnings and income on earning assets. While scheduled loan payments and income on earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition. Mutual can use borrowings from the Federal Home Loan Bank of Indianapolis in the short-term to compensate for reductions in deposits or deposit inflows at less than projected levels. Mutual occasionally borrows on a longer-term basis, for example to assist in asset/liability management.

     DEPOSITS. Mutual attracts deposits principally from within Johnson County through the offering of a broad selection of deposit instruments including fixed-rate certificates of deposit, NOW and other transaction accounts, and savings accounts. Mutual does not actively solicit or advertise for deposits outside of Johnson County. Substantially all of its depositors are residents of Johnson County. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds remain on deposit and the interest rate. Mutual does not pay a fee for any deposits it receives.

     Mutual establishes the interest rates paid, maturity terms, service fees and withdrawal penalties on a periodic basis. Determination of rates and terms are predicated on funds acquisition and liquidity requirements, rates paid by competitors, growth goals, and applicable regulations. Mutual relies, in part, on customer service and long-standing relationships with customers to attract and retain its deposits. Mutual also closely prices its deposits in relation to rates offered by its competitors.

     The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates and competition. The variety of deposit accounts Mutual offers has allowed it to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand. Mutual has become more susceptible to short-term fluctuations in deposit flows as customers have become more interest rate sensitive. Mutual manages the pricing of its deposits in keeping with its asset/liability management and profitability objectives. Based on its experience, Mutual's management believes that Mutual's passbook, NOW, money market savings and non-interest-bearing checking accounts are relatively stable sources of deposits. However, Mutual's ability to attract and maintain certificates of deposit, and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions.

     An analysis of Mutual's deposit accounts by type, maturity, and rate at December 31, 2004, is as follows:

                                                  Balance at December                     Weighted Average
                Type of Account                        31, 2004          % of Deposits          Rate
------------------------------------------------------------------------------------------------------------
                                                                   (Dollars in Thousands)
Withdrawable:
    Non-Interest Bearing Demand............             $  9,760             11.30%              0.00%
    Interest Bearing Demand................                1,404              1.62               0.68
    Savings, NOW and Money Market..........               39,672             45.91               0.66
                                                        --------            ------
       Total Withdrawable..................             $ 50,836             58.83%              0.58%
                                                        --------            ------

Certificates (Original Terms):
    91 Day.................................             $    566              0.66%              1.30%
    182 Day................................                1,832              2.12               1.44
    Short Term.............................                   34              0.04               5.14
    12 Month...............................                6,297              7.29               2.01
    15 Month...............................                2,851              3.30               2.01
    18 Month...............................                3,658              4.23               2.51
    24 Month...............................                6,430              7.44               3.10
    30 Month...............................                2,392              2.77               2.99
    36 Month...............................                2,527              2.92               3.85
    42 Month...............................                   13              0.02               3.11
    48 Month...............................                1,042              1.21               4.68
    60 Month...............................                3,794              4.39               4.71
    IRA....................................                4,136              4.79               2.41
                                                        --------            ------
       Total Certificates..................             $ 35,572             41.17%              2.69%
                                                        --------            ------
Total Deposits.............................             $ 86,408            100.00%              1.47%
                                                        ========            =======

     The following table sets forth by various interest rate categories the composition of Mutual's term deposits at the dates indicated.

                                                                           At December 31,
                                                            ------------------------------------------
                                                                      2004                2003
                                                            ------------------------------------------
                                                                     (Dollars in Thousands)
1.00% to 1.99%.......................................               $ 11,056      $     12,656
2.00% to 2.99%.......................................                 13,743            11,038
3.00% to 3.99%.......................................                  6,557             7,063
4.00% to 4.99%.......................................                  2,752             3,307
5.00% to 5.99%.......................................                    985             1,238
6.00% to 8.00%.......................................                    479               638
                                                                    --------      ------------
    Total............................................               $ 35,572      $     35,940
                                                                    ========      ============

     The following table represents, by various interest rate categories, the amounts of term deposits maturing during each of the three years following December 31, 2004, and the total amount maturing thereafter. Matured certificates that have not been renewed as of December 31, 2004, have been allocated based on certain rollover assumptions.

                                                           Amounts at December 31, 2004
                                               ----------------------------------------------------------
                                                   One Year         Two           Three     Greater Than
                                                   or Less         Years          Years     Three Years
                                               --------------- ----------- ---------- -------------------
                                                              (Dollars in Thousands)
1.00% to 1.99%...........................          $10,692        $   364        $     -      $     -
2.00% to 2.99%...........................            6,935          6,467            266           75
3.00% to 3.99%...........................            2,048          2,357            848        1,304
4.00% to 4.99%...........................              696            404            461        1,191
5.00% to 5.99%...........................              263            185            531            6
6.00% to 8.00%...........................              409             70              -            -
                                                   -------        -------        -------      -------
    Total................................          $21,043        $ 9,847        $ 2,106      $ 2,576
                                                   =======        =======        =======      =======

     The following table indicates the amount of Mutual's certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2004.

                                                         At December 31, 2004
                                                        ----------------------
                                                        (Dollars in Thousands)
Maturity Period
   Three Months or Less.................................          $2,290
   Greater than Three Months through Six Months ........             455
   Greater than Six Months through Twelve Months .......           1,338
   Over Twelve Months...................................           2,607
                                                                  ------
         Total..........................................          $6,690
                                                                  ======

     The following table indicates the change in time deposit balances during 2003 and 2004.

                                                 Year Ended December 31,
                                          ----------------------------------
                                                 2004              2003
                                          ----------------------------------
                                                   (Dollars in Thousands)
Beginning Balance..................          $   35,940         $     35,723
   Net Deposits....................              (1,301)                (899)
   Interest Credited...............                 933                1,116
                                             ----------         ------------
   Net Increase in Deposits........                (368)                 217
                                             ----------         ------------
Ending Balance.....................          $   35,572         $     35,940
                                              ==========         ============

     In the unlikely event that Mutual would liquidate, all claims of creditors (including those of deposit account holders, to the extent of their deposit balances) would be paid first and followed by distribution of the liquidation account (created in connection with Mutual's conversion from mutual to stock form) to certain deposit account holders, with any assets remaining thereafter distributed to Third Century as the sole shareholder of Mutual's capital stock.

     BORROWINGS. Mutual focuses on generating high quality loans and then seeks the best source of funding from deposits, investments or borrowings. At December 31, 2004, Mutual had $16.5 million in borrowings from the Federal Home Loan Bank of Indianapolis. Mutual had approximately $48.7 million in eligible assets available as collateral for advances from the Federal Home Loan Bank of
Indianapolis as of December 31, 2004. Based on Mutual's blanket collateral agreements, advances from the Federal Home Loan Bank of Indianapolis must be collateralized by 145% of eligible assets. Therefore, Mutual's eligible collateral would have supported approximately $33.6 million in advances from the Federal Home Loan Bank of Indianapolis as of December 31, 2004. Mutual's Board of Directors has adopted a resolution that limits the amount of authorized borrowings. As of December 31, 2004, authorized borrowings were limited by that resolution to $40 million. Mutual does not anticipate any difficulty in obtaining advances appropriate to meet its requirements in the future.

     The following tables present certain information relating to Mutual's borrowings at or for the years ended December 31, 2004 and 2003.



                                                                     Year Ended December 31,
                                                            ------------------------------------------
                                                                   2004                  2003
                                                            ------------------------------------------
                                                                     (Dollars in Thousands)
FHLB Advances
   Outstanding at End of Period.......................       $     16,500         $     19,500
   Average Balance Outstanding for Period.............             17,404               15,244
   Maximum Amount Outstanding at any Month-End During the
     Period...........................................             19,500               19,500
   Weighted Average Interest Rate During the Period...              3.34%                3.98%
   Weighted Average Interest Rate at End of Period....              3.23%                3.79%


                                     ----------------------------------------------------------------------
                                                         Amounts at December 31, 2004
                                     ----------------------------------------------------------------------
                                                                                                 2010
                                                                                                 thru
                                       2005        2006       2007       2008        2009        2013
                                                            (Dollars in Thousands)
1.00% to 1.99%....................   $     -     $     -    $     -     $     -    $     -    $      -
2.00% to 2.99%....................       500           -          -           -          -           -
3.00% to 3.99%....................       500       2,000      3,000         500      2,500       2,000
4.00% to 4.99%....................         -           -          -       1,500          -       2,000
5.00% to 5.99%....................     1,000           -          -           -          -       1,000
Above 5.99%.......................         -           -          -           -          -           -
                                     -------     -------    -------     -------    -------    --------
    Total.........................   $ 2,000     $ 2,000    $ 3,000     $ 2,000    $ 2,500    $  5,000
                                     =======     =======    =======     =======    =======    ========

SERVICE CORPORATION SUBSIDIARY

     Mutual's service corporation subsidiary, Mutual Financial Services, Inc. ("Mutual Financial Services"), was organized in 1991 and has historically engaged in mortgage life insurance sales and servicing. Mutual Financial Services purchased its insurance business from Robert D. Heuchan, the President and Chief Executive Officer of Mutual. All of Mutual's loan officers who solicit and sell mortgage loans have limited agent licenses issued by the Indiana Department of Insurance. Mutual sells mortgage insurance products in affiliation with American General Financial Group, Inc. Mr. Heuchan receives a $100 monthly management fee for the services he provides for Mutual Financial Services.

     All of Mutual's directors serve as directors of Mutual Financial Services and the executive officers of Mutual Financial Services are as follows:

                Robert L. Ellett              Chairman
                Robert D. Heuchan             President and Secretary
                Pamela J. Spencer             Treasurer

EMPLOYEES

     As of December 31, 2004, Mutual employed 44 persons on a full-time basis and 9 persons on a part-time basis. None of its employees is represented by a collective bargaining group. Management considers employee relations to be good.

     Mutual's employee benefits for full-time employees include, among other things, the Financial Institutions Retirement Fund defined contribution pension plan and the Financial Institutions Thrift Plan 401(k) plan, both of which are managed by Pentegra Group. Other benefits include medical, dental, and short-term and long-term disability insurance.

     Employee benefits are considered by management to be competitive with those offered by other financial institutions and major employers in the area.

                                   COMPETITION

     Mutual originates most of its loans to and accepts most of its deposits from residents of Johnson County, Indiana, and the counties surrounding Johnson County. Mutual is subject to competition from various financial institutions, including state and federal banks and a federal savings association, and credit unions and certain nonbanking consumer lenders that provide similar services in those counties with significantly greater resources than are available to us. Fourteen banks, one savings association and two credit unions are located in Johnson County. We also compete with money market funds with respect to deposit accounts and with insurance companies with respect to individual retirement accounts.

     The primary factors influencing competition for deposits are interest rates, service and convenience of office locations. Mutual competes for loan originations primarily through the efficiency and quality of the services that it provides borrowers and through interest rates and loan fees charged. Competition is affected by, among other things, the general availability of lendable funds, general and local economic conditions, current interest rate levels, and other factors that we cannot readily predict.

                                   REGULATION


BANK HOLDING COMPANY REGULATION

     Third Century is a registered bank holding company and is subject to the regulations of the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. Bank holding companies are required to file periodic reports with, and are subject to periodic examination by, the Federal Reserve Board. The Federal Reserve Board has issued regulations under the Bank Holding Company Act requiring a bank holding company to serve as a source of financial and managerial strength to its subsidiary banks. It is the policy of the Federal Reserve Board that, pursuant to this requirement, a bank holding company should stand ready to use its resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity. Additionally, under the Federal Deposit Insurance Corporation Improvement Act of 1991, a bank holding company is required to guarantee the compliance of any insured depository institution subsidiary that may become "undercapitalized" (as defined in the statute) with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking agency up to the lesser of (i) an amount equal to 5% of the institution's total assets at the time the institution became undercapitalized, or (ii) the amount that is necessary (or would have been necessary) to bring the institution into compliance with all applicable capital standards as of the time the institution fails to comply with such capital restoration plan. Under the Bank Holding Company Act, the Federal Reserve Board has the authority to require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve Board's determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company.

     Third Century is prohibited by the Bank Holding Company Act from acquiring direct or indirect control of more than 5% of the outstanding shares of any class of voting stock or substantially all of the assets of any bank or merging or consolidating with another bank holding company without prior approval of the Federal Reserve Board. Additionally, Third Century is prohibited by the Bank Holding Company Act from engaging in or from acquiring ownership or control of more than 5% of the outstanding shares of any class of voting stock of any company engaged in a nonbanking business unless such business is determined by the Federal Reserve Board to be so closely related to banking as to be a proper incident thereto.


CAPITAL ADEQUACY GUIDELINES FOR BANK HOLDING COMPANIES

     The Federal Reserve Board is the federal regulatory and examining authority for bank holding companies. The Federal Reserve Board has adopted capital adequacy guidelines for bank holding companies.

     Bank holding companies are required to comply with the Federal Reserve Board's risk-based capital guidelines which require a minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities such as standby letters of credit) of 8%. At least half of the total required capital must be "Tier I capital," consisting principally of common stockholders' equity, noncumulative perpetual preferred stock, a limited amount of cumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, less certain goodwill items. The remainder, called Tier II capital, may consist of a limited amount of subordinated debt and intermediate-term preferred stock, certain hybrid capital instruments and other debt securities, cumulative perpetual preferred stock, and a limited amount of the general loan loss allowance. In addition to the risk-based capital guidelines, the Federal Reserve Board has adopted a Tier I (leverage) capital ratio under which a bank holding company must maintain a minimum level of Tier I capital to average total consolidated assets of 3% in the case of bank holding companies which have the highest regulatory examination ratings and are not contemplating significant growth or expansion. All other bank holding companies are expected to maintain a ratio of at least 1% to 2% above the stated minimum.

BANK REGULATION

     Mutual is organized under the laws of Indiana and as such is subject to the supervision of the Indiana Department of Financial Institutions (the "DFI"), whose examiners conduct periodic examinations of state banks. We are not a member of the Federal Reserve System, so our principal federal regulator is the FDIC, which also conducts periodic examinations of Mutual. Mutual's deposits are insured by the Savings Association Insurance Fund administered by the FDIC and are subject to FDIC's rules and regulations respecting the insurance of deposits.

     Both federal and state law extensively regulate various aspects of the banking business such as reserve requirements, truth-in-lending and truth-in-savings disclosure, equal credit opportunity, fair credit reporting, trading in securities and other aspects of banking operations. Current federal law also requires banks, among other things, to make deposited funds available within specified time periods.

     Insured state-chartered banks are prohibited under the FDIC Improvement Act from engaging as principal in activities that are not permitted for national banks, unless: (i) the FDIC determines that the activity would pose no significant risk to the appropriate deposit insurance fund, and (ii) the bank is, and continues to be, in compliance with all applicable capital standards.

FEDERAL HOME LOAN BANK SYSTEM

     We are a member of the Federal Home Loan Bank System, which consists of 12 regional banks. The Federal Home Loan Bank System provides a central credit facility primarily for member savings and loan associations and savings banks and other member financial institutions. At December 31, 2004, our investment in stock of the Federal Home Loan Bank of Indianapolis was $1.0 million. For the year ended December 31, 2004, dividends paid to us by the Federal Home Loan Bank of Indianapolis totaled $48,400.

     All 12 Federal Home Loan Banks are required by law to provide funds to establish affordable housing programs through direct loans or interest subsidies on advances to members to be used for lending at subsidized interest rates for low- and moderate-income, owner-occupied housing projects, affordable rental housing, and certain other community projects. These contributions and obligations could adversely affect the value of the Federal Home Loan Bank stock in the future. A reduction in the value of such stock may result in a corresponding reduction in our capital.

     The Federal Home Loan Bank of Indianapolis serves as a reserve or central bank for member institutions within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the Federal Home Loan Bank System. It makes advances to members in accordance with policies and procedures established by the Federal Home Loan Bank and the Board of Directors of the Federal Home Loan Bank of Indianapolis.

     All Federal Home Loan Bank advances must be fully secured by sufficient collateral as determined by the Federal Home Loan Bank. Eligible collateral includes first mortgage loans less than 60 days delinquent or securities evidencing interests therein, securities (including mortgage-backed securities) issued, insured or guaranteed by the federal government or any agency thereof, Federal Home Loan Bank deposits and, to a limited extent, real estate with readily ascertainable value in which a perfected security interest may be obtained. Other forms of collateral may be accepted as over collateralization or, under certain circumstances, to renew outstanding advances. All long-term advances are required to provide funds for residential home financing and the Federal Home Loan Bank has established standards of community service that members must meet to maintain access to long-term advances.

     Interest rates charged for advances vary depending upon maturity, the cost of funds to the Federal Home Loan Bank of Indianapolis and the purpose of the borrowing.

INSURANCE OF DEPOSITS

     DEPOSIT INSURANCE. The FDIC is an independent federal agency that insures the deposits, up to prescribed statutory limits, of banks and thrifts and safeguards the safety and soundness of the banking and thrift industries. The FDIC administers two separate insurance funds, the Bank Insurance Fund for commercial banks and state savings banks and the Savings Association Insurance Fund for savings institutions and banks that have acquired deposits from savings institutions or that previously were savings institutions.

     ASSESSMENTS. The FDIC is authorized to establish separate annual assessment rates for deposit insurance for members of the Bank Insurance Fund and members of the Savings Association Insurance Fund. The FDIC may increase assessment rates for either fund if necessary to restore the fund's ratio of reserves to insured deposits to the target level within a reasonable time and may decrease such rates if such target level has been met. The FDIC has established a risk-based assessment system for both Savings Association Insurance Fund and Bank Insurance Fund members. Under this system, assessments vary depending on the risk the institution poses to its deposit insurance fund. Such risk level is determined based on the institution's capital level and the FDIC's level of supervisory concern about the institution. In addition to the assessment for deposit insurance, insured institutions are required to pay on bonds issued in the late 1980s by the Financing Corporation, which is a federally-chartered corporation that was organized to provide some of the financing to resolve the thrift crisis in the 1980s. By law, payments on Financing Corporation obligations have been shared equally between Bank
Insurance Fund members and Savings Association Insurance Fund members since January 1, 2000.

     Although Congress has considered merging the Savings Association Insurance Fund and the Bank Insurance Fund, unless and until that occurs, savings banks with Savings Association Insurance Fund deposits may not transfer deposits into the Bank Insurance Fund system without paying various exit and entrance fees. Such exit and entrance fees need not be paid if a Savings Association Insurance Fund institution converts to a bank charter or merges with a bank, as long as the resulting bank continues to pay applicable insurance assessments to the Savings Association Insurance Fund, and as long as certain other conditions are met. Therefore, although Mutual converted to a state savings bank in 1994, its deposits continue to be insured by the Savings Association Insurance Fund.

BANK REGULATORY CAPITAL

     The FDIC has adopted risk-based capital ratio guidelines to which Mutual generally is subject. The guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations. Risk-based capital ratios are determined by allocating assets and specified off-balance sheet commitments to four risk weighted categories, with higher levels of capital being required for the categories perceived as representing greater risk.

     Like the capital  guidelines  established by the Federal  Reserve Board for
Third Century, these guidelines divide a bank's capital into two tiers. The first tier ("Tier I") includes common equity, certain noncumulative perpetual preferred stock (excluding auction rate issues) and minority interests in equity accounts of consolidated subsidiaries, less goodwill and certain other intangible assets (except mortgage servicing rights and purchased credit card relationships, subject to certain limitations). Supplementary capital ("Tier II") includes, among other items, cumulative perpetual and long-term limited-life preferred stock, mandatory convertible securities, certain hybrid capital instruments, term subordinated debt and the allowance for loan and lease losses, subject to certain limitations, less required deductions. Banks are required to maintain a total risk-based capital ratio of 8%, of which 4% must be Tier I capital. The FDIC may, however, set higher capital requirements when a bank's particular circumstances warrant. Banks experiencing or anticipating significant growth are expected to maintain capital ratios, including tangible capital positions, well above the minimum levels.

     In addition, the FDIC established guidelines prescribing a minimum Tier I leverage ratio (Tier I capital to adjusted total assets as specified in the guidelines). These guidelines provide for a minimum Tier I leverage ratio of 3% for banks that meet certain specified criteria, including that they have the highest regulatory rating and are not experiencing or anticipating significant growth. All other banks are required to maintain a Tier I leverage ratio of 3% plus an additional cushion of at least 100 to 200 basis points.

PROMPT CORRECTIVE REGULATORY ACTION

     The Federal Deposit Insurance Corporation Improvement Act requires, among other things, federal bank regulatory authorities to take "prompt corrective action" with respect to banks that do not meet minimum capital requirements. For these purposes, the Federal Deposit Insurance Corporation Improvement Act establishes five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. At December 31, 2004, Mutual was categorized as "well capitalized," meaning that its total risk-based capital ratio exceeded 10%, its Tier I risk-based capital ratio exceeded 6%, its leverage ratio exceeded 5%, and it was not subject to a regulatory order, agreement or directive to meet and maintain a specific capital level for any capital measure.

     The FDIC may order savings banks that have insufficient capital to take corrective actions. For example, a savings bank that is categorized as "undercapitalized" would be subject to growth limitations and would be required to submit a capital restoration plan, and a holding company that controls such a savings bank would be required to guarantee that the savings bank complies with the restoration plan. "Significantly undercapitalized" savings banks would be subject to additional restrictions. Savings banks deemed by the FDIC to be "critically undercapitalized" would be subject to the appointment of a receiver or conservator.

DIVIDEND LIMITATIONS

     Under Federal Reserve Board supervisory policy, a bank holding company generally should not maintain its existing rate of cash dividends on common shares unless (i) the organization's net income available to common shareholders over the past year has been sufficient to fully fund the dividends and (ii) the prospective rate of earnings retention appears consistent with the organization's capital needs, asset quality, and overall financial condition. The FDIC also has authority under the Financial Institutions Supervisory Act to prohibit a bank from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice in light of the financial condition of the bank. Under Indiana law, Third Century is precluded from paying cash dividends if, after giving effect to such dividends, Third Century would be unable to pay its debts as they become due or Third Century's total assets would be less than its liabilities and obligations to preferential shareholders.

     Pursuant to the plan of conversion, Mutual established a liquidation account for the benefit of Eligible Account Holders and Supplemental Eligible Account Holders. Mutual is not permitted to pay dividends to Third Century if its net worth would be reduced below the amount required for the liquidation account.

     Under Indiana law, Mutual may pay dividends without the approval of the DFI so long as its capital is unimpaired and those dividends in any calendar year do not exceed its net profits for that year plus its retained net profits for the previous two years. Dividends may not exceed undivided profits on hand (less losses, bad debts and expenses). Additional stringent regulatory requirements affecting dividend payments by Mutual, however, are established by the prompt corrective action provisions of the Federal Deposit Insurance Corporation Improvement Act, which are discussed above. Mutual's capital levels at December 31, 2004 exceeded the criteria established to be designated as a "well capitalized" institution. Such institutions are required to have a total risk-based capital ratio of 10% or greater, a Tier I risk-based capital ratio of 6% or greater and a leverage ratio of 5% or greater.

REPURCHASE LIMITATIONS

     Regulations promulgated by the Federal Reserve Board provide that a bank holding company must file written notice with the Federal Reserve Board prior to any repurchase of its equity securities if the gross consideration for the purchase, when aggregated with the net consideration paid by the bank holding company for all repurchases during the preceding 12 months, is equal to 10% or more of the holding company's consolidated net worth. This notice requirement is not applicable, however, to a bank holding company that exceeds the thresholds established for a well capitalized bank and that satisfies certain other regulatory requirements.

     Under Indiana law, Third Century will be precluded from repurchasing its equity securities if, after giving effect to such repurchase, Third Century would be unable to pay its debts as they become due or Third Century's assets would be less than its liabilities and obligations to preferential shareholders.

LOANS-TO-ONE BORROWER

     Under Indiana law, the total loans and extension of credit by an Indiana-chartered savings bank to a borrower outstanding at one time and not fully secured may not exceed 15% of such bank's capital and unimpaired surplus. An additional amount up to 10% of the bank's capital and unimpaired surplus may be loaned to the same borrower if such loan is fully secured by readily marketable collateral having a market value, as determined by reliable and continuously available price quotations, at least equal to the amount of such additional loans outstanding.

     As of December 31, 2004, the principal amount of the largest aggregate amount of loans which Mutual had to any one borrower was approximately $1.7 million. Mutual had no loans outstanding which management believes violate the applicable loans-to-one borrower limits. Mutual does not believe that the loans-to-one borrower limits has a significant impact on its business, operations and earnings.

LIMITATIONS ON RATES PAID FOR DEPOSITS

     Regulations promulgated by the FDIC pursuant to the Federal Deposit Insurance Corporation Improvement Act place limitations on the ability of insured depository institutions to accept, renew or roll over deposits by offering rates of interest which are significantly higher than the prevailing rates of interest on deposits offered by other insured depository institutions having the same type of charter in such depository institution's normal market area. Under these regulations, "well-capitalized" depository institutions may accept, renew or roll such deposits over without restriction, "adequately capitalized" depository institutions may accept, renew or roll such deposits over with a waiver from the FDIC (subject to certain restrictions on payments of rates) and "undercapitalized" depository institutions may not accept, renew or roll such deposits over. The regulations contemplate that the definitions of "well capitalized," "adequately capitalized" and "undercapitalized" will be the same as the definition adopted by the agencies to implement the prompt corrective action provisions of the Federal Deposit Insurance Corporation Improvement Act. Mutual does not believe that these regulations will have a materially adverse effect on its current operations.

FEDERAL RESERVE SYSTEM

     Federal Reserve Board regulations require savings institutions and savings banks to maintain reserves against their transaction accounts (primarily negotiable order of withdrawal accounts) and certain nonpersonal time deposits. The reserve requirements are subject to adjustment by the Federal Reserve Board. As of December 31, 2004, Mutual was in compliance with the applicable reserve requirements of the Federal Reserve Board.

ADDITIONAL LIMITATIONS ON ACTIVITIES

     Laws and regulations of the FDIC generally provide that Mutual may not engage as principal in any type of activity, or in any activity in an amount, not permitted for national banks, or directly acquire or retain any equity investment of a type or in an amount not permitted for national banks. The FDIC has authority to grant exceptions from these prohibitions (other than with respect to non-service corporation equity investments) if it determines no significant risk to the insurance fund is posed by the amount of the investment or the activity to be engaged in, and if Mutual is and continues to be in compliance with fully phased-in capital standards. National banks are generally not permitted to hold equity investments other than shares of service corporations and certain federal agency securities. Moreover, the activities in which service corporations are permitted to engage are limited to those of service corporations for national banks.

OTHER INDIANA REGULATIONS

     As an Indiana-chartered savings bank, Mutual derives its authority from, and is regulated by, the DFI. The DFI has the right to promulgate rules and regulations necessary for the supervision and regulation of Indiana-chartered savings banks under its jurisdiction and for the protection of the public investing in such institutions. The regulatory authority of the DFI includes, but is not limited to, the establishment of reserve requirements; the regulation of the payment of dividends; the regulation of stock repurchases; the regulation of incorporators, shareholders, directors, officers and employees; the establishment of permitted types of withdrawable accounts and types of contracts for savings programs, loans and investments; and the regulation of the conduct and management of savings banks, chartering and branching of institutions, mergers, conversions and conflicts of interest.

     The DFI generally conducts regular annual examinations of Indiana-chartered savings banks such as Mutual. The purpose of such examination is to assure that institutions are being operated in compliance with applicable Indiana law and regulations and in a safe and sound manner. In addition, the DFI is required to conduct an examination of any institution as often as it deems necessary. The DFI has the power to issue cease and desist orders if any person or institution is engaging in, or has engaged in, any unsafe or unsound practice in the conduct of its business or has or is violating any other law, rule or regulation and, as to officers and directors of an Indiana savings bank, breached his fiduciary duty as an officer or director.

     With the approval of the DFI, a savings bank may merge or consolidate with another savings bank, a state bank, a national bank, or a federal or state savings association. In considering whether to approve or disapprove such a merger or consolidation, the DFI is to consider the following factors: (i) whether the institutions are operated in a safe, sound and prudent manner; (ii) whether the financial conditions of any of the institutions will jeopardize the financial stability of the other institutions; (iii) whether the proposed merger or consolidation will result in an institution that has inadequate capital, unsatisfactory management or poor earnings prospects; (iv) whether the management or other principals of the resulting institution are qualified by character and financial responsibility to control and operate in a legal and proper manner the resulting institution; (v) whether the interests of the depositors and creditors of the institutions and the public generally will be jeopardized by the transaction; and (vi) whether the institutions furnish all of the information the DFI requires in reaching its decision.

     Acquisitions of control of Mutual by a bank or bank holding company would require the prior approval of the DFI. Control is defined as the power, directly or indirectly, (i) to vote 25% or more of the voting stock of an Indiana-chartered savings bank or (ii) to exercise a controlling influence over the management or policies of a savings bank.

SAFETY AND SOUNDNESS STANDARDS

     In 1995, the federal banking agencies adopted final safety and soundness standards for all insured depository institutions. The standards, which were issued in the form of guidelines rather than regulations, relate to internal controls, information systems, internal audit systems, loan underwriting and documentation, compensation and interest rate exposure. In general, the standards are designed to assist the federal banking agencies in identifying and addressing problems at insured depository institutions before capital becomes impaired. If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to submit a compliance plan. Failure to submit a compliance plan may result in enforcement proceedings.

TRANSACTIONS WITH AFFILIATES

     Mutual is subject to Sections 22(h), 23A and 23B of the Federal Reserve Act, which restrict financial transactions between banks and affiliated companies. The statute limits credit transactions between a bank and its executive officers and its affiliates, prescribes terms and conditions for bank affiliate transactions deemed to be consistent with safe and sound banking practices, and restricts the types of collateral security permitted in connection with a bank's extension of credit to an affiliate.

FEDERAL SECURITIES LAW

     The shares of common stock of Third Century are registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934 (the "1934 Act"). Third Century is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the 1934 Act and the rules of the Securities and Exchange Commission issued under the 1934 Act. After three years following Mutual's conversion to stock form, if Third Century has fewer than 300 shareholders of record, it may deregister its shares under the 1934 Act and cease to be subject to the foregoing requirements.

     Shares of common stock held by persons who are affiliates of Third Century may not be resold without registration unless sold in accordance with the resale restrictions of Rule 144 under the Securities Act of 1933 as amended (the "1933 Act"). If Third Century meets the current public information requirements under Rule 144, each affiliate of Third Century who complies with the other conditions of Rule 144 (including those that require the affiliate's sale to be aggregated with those of certain other persons) would be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of (i) 1% of the outstanding shares of Third Century or (ii) the average weekly volume of trading in such shares during the preceding four calendar weeks.

COMMUNITY REINVESTMENT ACT MATTERS

     Federal law requires disclosures of depository institutions' ratings under the Community Reinvestment Act of 1977. The disclosure includes both a four-unit descriptive rating -- outstanding, satisfactory, needs to improve, and substantial noncompliance -- and a written evaluation of each institution's performance. Each Federal Home Loan Bank is required to establish standards of community investment or service that its members must maintain for continued access to long-term advances from the Federal Home Loan Banks. The standards take into account a member's performance under the Community Reinvestment Act and its record of lending to first-time home buyers. The examiners have determined that Mutual has a satisfactory record of meeting community credit needs.

SARBANES-OXLEY ACT OF 2002

     On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act). The Sarbanes-Oxley Act's stated goals include enhancing corporate responsibility, increasing penalties for accounting and auditing improprieties at publicly traded companies and protecting investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The Sarbanes-Oxley Act generally applies to all companies that file or are required to file periodic reports with the Securities and Exchange Commission under the 1934 Act.

     Among other things, the Sarbanes-Oxley Act creates the Public Company Accounting Oversight Board as an independent body subject to SEC supervision with responsibility for setting auditing, quality control and ethical standards for auditors of public companies. The Sarbanes-Oxley Act also requires public companies to make faster and more-extensive financial disclosures, requires the chief executive officer and chief financial officer of public companies to provide signed certifications as to the accuracy and completeness of financial information filed with the SEC, and provides enhanced criminal and civil penalties for violations of the federal securities laws.

     The Sarbanes-Oxley Act also addresses functions and responsibilities of audit committees of public companies. The statute makes the audit committee directly responsible for the appointment, compensation and oversight of the work of the company's outside auditor, and requires the auditor to report directly to the audit committee. The Sarbanes-Oxley Act authorizes each audit committee to engage independent counsel and other advisors, and requires a public company to provide the appropriate funding, as determined by its audit committee, to pay the company's auditors and any advisors that its audit committee retains. The Sarbanes-Oxley Act also requires public companies to include an internal control report and assessment by management, along with an attestation to this report prepared by the company's registered public accounting firm, in their annual reports to stockholders.

     Although the Company will incur additional expense in complying with the provisions of the Sarbanes-Oxley Act and the resulting regulations, management does not expect that such compliance will have a material impact on the Company's results of operations or financial condition.

                                    TAXATION

FEDERAL TAXATION

     Historically, savings institutions, such as Mutual, have been permitted to compute bad debt deductions using either the bank experience method or the percentage of taxable income method. However, for years beginning after December 31, 1995, no savings institution could use the percentage of taxable income method of computing its allowable bad debt deduction for tax purposes. Instead, all savings institutions are required to compute their allowable deduction using the experience method. As a result of the repeal of the percentage of taxable income method, reserves taken after 1987 using the percentage of taxable income method generally must be included in future taxable income over a six-year period, although a two-year delay may be permitted for associations meeting a residential mortgage loan origination test. We do not have any reserves taken after 1987 that must be recaptured. However, our pre-1988 reserve, for which no deferred taxes have been recorded, must be recaptured into income if (i) Mutual no longer qualifies as a bank under the Internal Revenue Code, or (ii) it pays out excess dividends or distributions. Although we do have some reserves from before 1988, we are not required to recapture these reserves.

     Depending on the composition of its items of income and expense, a savings institution may be subject to the alternative minimum tax. A savings institution must pay an alternative minimum tax on the amount (if any) by which 20% of alternative minimum taxable income, as reduced by an exemption varying with alternative minimum taxable income, exceeds the regular tax due. Alternative minimum taxable income equals regular taxable income increased or decreased by certain tax preferences and adjustments, including depreciation deductions in excess of that allowable for alternative minimum tax purposes, tax-exempt interest on most private activity bonds issued after August 7, 1986 (reduced by any related interest expense disallowed for regular tax purposes), the amount of the bad debt reserve deduction claimed in excess of the deduction based on the experience method and 75% of the excess of adjusted current earnings over alternative minimum taxable income (before this adjustment and before any alternative tax net operating loss). Alternative minimum taxable income may be reduced only up to 90% by net operating loss carryovers, but alternative minimum tax paid can be credited against regular tax due in later years.

     For federal income tax purposes, we have been reporting our income and expenses on the accrual method of accounting. Our federal income tax returns have not been audited in recent years.

     The Company and Mutual do not anticipate electing to file a consolidated federal income tax return for 2004 or 2005. Accordingly, the Company will be taxed separately on its earnings as an ordinary corporation.

STATE TAXATION

     The Company, Mutual and Mutual Financial Services are subject to Indiana's Financial Institutions Tax, which is imposed at a flat rate of 8.5% on "adjusted gross income." "Adjusted gross income," for purposes of the Financial Institutions Tax, begins with taxable income as defined by Section 63 of the Internal Revenue Code and, thus, incorporates federal tax law to the extent that it affects the computation of taxable income. Federal taxable income is then adjusted by several Indiana modifications. Other applicable state taxes include generally applicable sales and use taxes and real and personal property taxes. Mutual's state income tax returns have not been audited in recent years.

ITEM 2.  DESCRIPTION OF PROPERTY.

     The Company conducts its business from its main office at 80 East Jefferson Street, Franklin, Indiana 46131. In addition to its main office, it has three other offices in Franklin: on North Main Street, at the Franklin United Methodist Community (retirement community) and the Indiana Masonic Home (retirement community). It also has an office in Trafalgar and an office in Nineveh. All of its offices are in Johnson County. The Company owns its main office, its office on North Main Street in Franklin and its Trafalgar office and it leases its other offices.

     The Company currently operates three automatic teller machines, with one ATM located at its office on North Main Street in Franklin and one located at each of its offices in Trafalgar and Nineveh. Mutual's ATMs participate in the STAR(R) network.

     The following table provides certain information with respect to the Company's offices as of December 31, 2004:


                                                                                            Net Book
                                                                                            Value of
                                                    Lease                                  Property,
                                     Owned or     Expiration     Year         Total       Furniture &     Approximate
     Description and Address          Leased         Date       Opened      Deposits        Fixtures     Square Footage
---------------------------------- ------------- ------------- ---------- -------------- --------------- ---------------
Main Office
   80 East Jefferson Street           Owned          N/A         1890       $42,344,488     $   666,720          18,000
Main Street Office
   1124 North Main Street             Owned          N/A         1995       $ 9,324,941     $ 1,000,213           4,800
Methodist Community
   1070 West Jefferson Street         Leased       2009(1)       1997       $15,741,963     $    23,734             770
Indiana Masonic Home
   690 South State Street             Leased       2004(2)       2001       $10,306,266     $     6,113             184
Trafalgar Office
   2 Trafalgar Square                 Owned          N/A         1993       $ 1,560,227     $   380,631           2,400
Nineveh Office
   7459 South Nineveh Road            Leased       2007(3)       2001       $ 7,130,254     $    58,627           1,300

(1)  The lease is for a term of five years commencing on September 1, 2004.

(2) The original lease term ended December 31, 2002, and the Company has options to renew the lease for additional two-year periods. The Company will close this branch on April 30, 2005 as announced in a January 28, 2005 press release.

(3)  The lease is for a term of five years commencing on January 1, 2002.

     Management believes that the Company's properties are in good condition and are suitable and adequate for continuing to conduct its business as it is now being conducted.

     The Company owns the computer and data processing equipment that it uses for transaction processing, loan origination, and accounting. The net book value of this equipment was approximately $134,010 at December 31, 2004. The Company also has contracted for the data processing and reporting services of Intrieve Incorporated in Cincinnati, Ohio. The cost of these data processing services is approximately $28,000 per month.

ITEM 3. LEGAL PROCEEDINGS.

     The Company is not a party to any pending legal proceedings, other than routine litigation incidental to the business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted to a vote of Third Century's shareholders during the quarter ended December 31, 2004.

ITEM 4.5. EXECUTIVE OFFICERS OF THE REGISTRANT.

     The executive officers of Third Century are identified below. The executive officers of Mutual are elected annually by Third Century's Board of Directors.

    Name                        Position with Third Century                 Position with Mutual

Robert D. Heuchan           President and Chief Executive Officer    President and Chief Executive Officer
David A. Coffey             Executive Vice President and Chief       Executive Vice President and Chief
                            Operating Officer                        Operating Officer
Debra K. Harlow             Chief Financial Officer                  Chief Financial Officer

     Robert D. Heuchan (age 51) has served as the President, Chief Executive Officer and director of Third Century since its formation in March 2004 and of Mutual since 1991. He has served as Vice Chairman of the Mutual Board of Directors since 1999. He also has been President of Mutual Financial Services since its formation in 1991. Mr. Heuchan is a graduate of Franklin College and has an MBA from the University of Indianapolis.

     David A. Coffey (age 42) has served as Executive Vice President, Chief Operating Officer and a director of Third Century since its formation in March 2004 and of Mutual since 1999. He began serving Mutual as the Chief Operating Officer in 1998, and was a Senior Vice President prior to being named Executive Vice President. Mr. Coffey is a graduate of Franklin College.

     Debra K. Harlow (age 53) has served as Chief Financial Officer of Third Century since its formation in March 2004 and of Mutual since January 2004. Prior to that time she served Mutual as the EDP Coordinator.


                                     PART II


ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

     The information required by this item is incorporated by reference to the material under the heading "Market Price of Third Century's Common Shares and Related Shareholder Matters" on page 43 of Third Century's 2004 Shareholder Annual Report in the form attached to this report as Exhibit 13 (the "Shareholder Annual Report").

     The Company repurchased no shares of its common stock during the fourth quarter of 2004.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     The information required by this item is incorporated by reference to pages 3 through 21 of the Shareholder Annual Report.

ASSET/LIABILITY MANAGEMENT

     Mutual, like other financial institutions, is subject to interest rate risk to the extent that its interest-earning assets reprice differently than its interest-bearing liabilities. As part of its effort to monitor and manage interest rate risk, Mutual uses the net portfolio value ("NPV") methodology. Mutual utilizes the services of an outside consulting firm to assist management in the monitoring and management of its interest rate sensitivity.

     Generally, NPV is the difference between discounted present value of incoming cash flows on interest-earning assets and the present value of outgoing cash flows on interest-bearing liabilities. Interest rate risk is evaluated by stressing the balance sheet by applying hypothetical instantaneous parallel shifts in market interest rates of plus and minus 300 basis points ("b.p.") (one basis point equals .01%). Due to the current low level of market interest rates, the minus 300 b.p. case is temporarily limited to minus 200 b.p. for 2004 and 75 b.p. for 2003. The resulting NPVs are compared with the NPV in a base case of no change in market rates. Management uses this information to determine what actions should be taken to maximize profits within the guidelines of an acceptable level of interest rate risk.

     Federally chartered thrifts are required to provide standardized asset liability management data on their call reports and are provided asset liability management reports by their regulator using interest rate scenarios of minus 300 b.p. to plus 300 b.p. in increments of 100 b.p. However, as a state chartered, FDIC insured savings bank, there is no standard set of rate scenarios required, nor provided, by our regulators. All of our asset/liability management policies, reports, and analyses typically use an instantaneous, parallel shift in the yield curve of plus and minus 300 b.p. We believe that these extreme cases are most important in evaluating our interest rate risk, and that the intermediate cases would provide little additional information about our risk while adding significant complexity and cost.

     Recently, the very low interest rates have necessitated a temporary adjustment in the minus 300 b.p. scenario. Since short-term interest rates used in our asset/liability management model, e.g. the 3-month Treasury bills, are currently below 3%, it is impossible to evaluate a parallel shift in the entire yield curve of minus 3% or more. So out of necessity we have temporarily reduced our down rate case to minus 200 b.p. In 2003, the 3-month Treasury bills were below 1%, thus we used minus 75 b.p. for the down rate case. We will return to the use of the minus 300 b.p. scenario once rates rise to the level which will accommodate such a parallel shift.

     If estimated changes in NPV exceed the guidelines established by the Board, management implements a program to adjust Mutual's asset and liability mix to bring interest rate risk within the Board's guidelines. The current Board approved limit is a 2% decrease in NPV relative to assets for a 300 b.p. instantaneous change in interest rates. Presented below, as of December 31, 2004 and 2003, are analyses prepared by the outside consulting firm of Mutual's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts of +300/-200 b.p. and +300/-75 b.p. changes in market interest rates for 2004 and 2003, respectively.

      2004                      2004                                               2004
----------------- ---------------------------------- -------- -----------------------------------------------
   Change in             Net Portfolio Value          2004               NPV as % of PV of Assets
     Rates           $ Amount          $ Change                   % Change        NPV Ratio       Change
----------------- ---------------- ----------------- -------- ----------------- -------------- --------------
     +300 b.p.*          $11,043         $ (2,511)             -18.5%              9.76%         -2.06%

        0 b.p.             13,553                                                  11.11

     -200 b.p.             12,068           (1,486)             -11.0               9.58          -1.22


      2003                      2003                                               2003
----------------- ---------------------------------- -------- -----------------------------------------------
   Change in             Net Portfolio Value          2003               NPV as % of PV of Assets
     Rates           $ Amount          $ Change                   % Change        NPV Ratio       Change
----------------- ---------------- ----------------- -------- ----------------- -------------- --------------
     +300 b.p.*           $5,963         $ (2,983)             -33.3%              5.90%         -2.69%

        0 b.p.              8,946                                                   8.08

      -75 b.p.              8,604             (342)              -3.8               7.67          -0.31

*Basis Points


     As with any method of measuring interest rate risk, certain shortcomings are inherent in the methods of analysis presented above. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rate. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable-rate loans, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, expected rates of prepayments on loans and early withdrawals from certificates could likely deviate significantly from those assumed in calculating the table.

     Based upon the December 31, 2004 estimation, Mutual's NPV would decrease by 2.06% of assets in the event of an immediate 300 b.p. increase in interest rates and decrease 1.22% in the event of an immediate 200 b.p. decrease in interest rates. Therefore, as of December 31, 2004, Mutual was in compliance with its interest rate policy.

     The data in the above table are based, in part, upon assumptions about the future behavior of borrowers, depositors and investors. While these assumptions are reasonable based upon past behavior, it is important to be mindful that any such projections are subject to error.

ITEM 7. FINANCIAL STATEMENTS.

     The Company's Consolidated Financial Statements and Notes to Consolidated Financial Statements contained on the pages in the Shareholder Annual Report set forth below are incorporated herein by reference.

                                Financial Statements                                    Annual Report Page
                                                                                                No.
-------------------------------------------------------------------------------------- ----------------------
Report of Independent Registered Public Accounting Firm............................             22
Consolidated Balance Sheets at December 31, 2004 and 2003..........................             23
Consolidated Statements of Income for the Years Ended December 31,
   2004 and 2003...................................................................             24
Consolidated Statements of Stockholders' Equity for the Years Ended
   December 31, 2004 and 2003......................................................             25
Consolidated Statements of Cash Flows for the Years Ended December 31,
   2004 and 2003...................................................................             26
Notes to Consolidated Financial Statements.........................................             27

     All schedules are omitted as the required information either is not applicable or is included in the Consolidated Financial Statements or related notes.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     On May 27, 2003, the Bank engaged the accounting firm of BKD, LLP to examine the consolidated financial statements of the Bank as of and for the year ended December 31, 2003. This action was taken following a recommendation of the Bank's Audit Committee to the board of directors to take such action and the approval of the change in auditors by the board of directors. Woodbury & Company, LLC, which had acted as the independent public accountant for the Bank since 1975 and whose audited consolidated financial statements as of and for the one-year period ended December 31, 2002, are in this Prospectus, was notified on May 27, 2003, of the Bank's decision to engage BKD, LLP.

     The audit reports issued by Woodbury & Company, LLC, with respect to the Bank's consolidated financial statements as of and for the year ended December 31, 2002, did not contain an adverse opinion or disclaimer of opinion, and were not qualified as to uncertainty, audit scope or accounting principles. During the year ended December 31, 2002 (and any subsequent interim period), there had been no disagreements between the Bank and Woodbury & Company, LLC on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Woodbury & Company, LLC would have caused it to make a reference to the subject matter of the disagreement in connection with its audit report. Moreover, none of the events listed in Item 304(a)(1)(iv)(B) of Regulation S-B occurred during the year ended December 31, 2002, or any subsequent interim period.

     Prior to its engagement, BKD, LLP had not been consulted by the Bank as to the application of accounting principles to a specific completed or contemplated transaction or the type of audit opinion that might be rendered on the Bank's financial statements.

ITEM 8A. CONTROLS AND PROCEDURES.

     (a) Evaluation of disclosure controls and procedures. Third Century's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the most recent fiscal quarter covered by this annual report (the "Evaluation Date"), have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures are adequate and are designed to ensure that material information relating to the Company would be made known to such officers by others within the Company on a timely basis.

     (b) Changes in internal controls. There were no significant changes in the Company's internal control over financial reporting identified in connection with the Company's evaluation of controls that occurred during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 8B. OTHER INFORMATION.

     None.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Directors

     Presented  below is certain  information  concerning  the  directors of the
Company:

     David A. Coffey (age 42) has served as Chief Operating Officer of the Bank since 1998 and as Executive Vice President of the Bank since 1999. He was a Senior Vice President prior to being named Executive Vice President. Mr. Coffey is a graduate of Franklin College.

     Robert L. Ellett (age 67) has served as Chairman of the Board of Directors of the Bank since 1999. Mr. Ellett also serves Chairman of Mutual Financial Services, Inc., a subsidiary of the Bank engaged in mortgage life insurance sales and servicing. He was the General Manager of Rytex Company, a stationery products company, until his retirement in December 2001.

     Robert D. Heuchan (age 51) has served as the President and Chief Executive Officer of the Bank since 1991. He has also served as Vice Chairman of the Board since 1999. He also has been President of Mutual Financial Services, Inc. since its formation in 1991. Mr. Heuchan is a graduate of Franklin College and has an MBA from the University of Indianapolis.

     Jerry D. Petro (age 59) is the owner and President of J.D. Petro & Associates, Inc., which sells protective coatings in Indiana, and R.T.I. L.L.C., which sells protective coatings in Kentucky. He also is the owner and President of R.T.I., which sells chemical and architectural coatings; Petro's Water Conditioning of Johnson County; Petro Group, Inc., a manufacturer of buildings for light industrial use; and Petro Group, L.L.C., which leases office space.

     Robert D. Schafstall (age 61) has been the Franklin City judge and an attorney in the law firm of Cutsinger and Schafstall since 1972.

     The terms of such directors are set forth in Item 11 hereof.

Executive Officers

     Information   concerning   the   Executive   Officers  of  the  Company  is
incorporated by reference to Item 4.5 hereof.

Audit Committee

     The Audit Committee, which has been established in accordance with ss.3(a)(58)(A) of the Securities Exchange Act of 1934, recommends the appointment of the Company's independent accountants, and meets with them to outline the scope and review the results of such audit. The members of the Audit Committee are Robert L. Ellett and Jerry D. Petro

     The Company's Audit Committee is comprised of Messrs. Ellett and Petro. Each of these members meets the current requirements for independence of Audit Committee members set forth in the Listing Standards of the National Association of Securities Dealers. In addition, the Board of Directors has determined that Jerry D. Petro is a "financial expert" as that term is defined in Item 401(h)(2) of Regulation S-K promulgated under the Securities Exchange Act of 1934.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the 1934 Act requires that the Company's officers and directors and persons who own more than 10% of the Company's Common Stock file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish the Company with copies of all
Section 16(a) forms that they file.

     Based solely on its review of the copies of such forms received by it, and/or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that during the fiscal year ended December 31, 2004, all filing requirements applicable to its officers, directors and greater than 10% beneficial owners with respect to
Section 16(a) of the 1934 Act were satisfied in a timely manner.

Code of Ethics

     The Company has adopted a Code of Ethics that applies, among other persons, to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of that Code of Ethics is filed as an exhibit to this Report.

ITEM 10. EXECUTIVE COMPENSATION.

Management Remuneration

     During the fiscal year ended December 31, 2004, no cash compensation was paid directly by the Company to any of its executive officers. Each of such officers was compensated by the Bank.

     The following table sets forth information as to annual, long-term and other compensation for services in all capacities to our President and Chief Executive Officer and our Chief Operating Officer (the "Named Executive Officers") for the two fiscal years ended December 31, 2004. We had no other executive officers who earned over $100,000 in salary and bonuses during that fiscal year.


                                                        Summary Compensation Table

                                                  Annual Compensation                Other Annual
Name and                                      ---------------------------            Compensation           All Other
Principal Position                Year        Salary ($)(1)      Bonus ($)             ($)(2)             Compensation(3)
-------------------               ----        -------------      ---------       ---------------------    ---------------
Robert D. Heuchan,                2004        $120,000            $33,000                                     $35,565
   President and Chief            2003        $100,000            $30,000                                     $21,040
   Executive Officer
David A. Coffey,                  2004        $100,000            $22,000                                     $30,671
   Chief Operating Officer        2003        $ 83,500            $20,000                                     $17,366
-------------------------------------------------------------------------------------------------------------------------

(1) Includes amounts deferred by the Bank's executive officers pursuant to ss. 401(k) of the Internal Revenue Code of 1986, as amended (the "Code"), under the Bank's ss. 401(k) Plan.

(2) Mr. Heuchan and Mr. Coffey received certain perquisites, but the incremental cost of providing such perquisites did not exceed the lesser of $50,000 or 10% of their salary and bonus. These perquisites include the payment of annual Hillview Country Club dues in the amount of $2,490 for Mr. Heuchan and $540 for Mr. Coffey.

(3) Consists of director fees in the amount of $12,000, the Bank's matching contributions under the ss. 401(k) Plan, fees from Mutual Financial Services, Inc., and contributions made in 2004 to the ESOP on behalf of the Named Executive Officer.

Stock Options

     No stock options were granted during fiscal 2004 to, or held as of December 31, 2004, by, the Named Executive Officers.

Employment Contract

     The Bank entered into three-year employment contracts with Robert D. Heuchan and with David A. Coffey. The contracts became effective on June 20, 2004, and extend annually to maintain their three-year term if the Bank's Board of Directors determines to so extend them, unless notice not to extend is properly given by either party to the contract. Mr. Heuchan and Mr. Coffey receive an initial salary under the contract equal to their current salary, subject to increases approved by the Board of Directors. Each contract also provides, among other things, for participation in other fringe benefits and benefit plans available to the Bank's employees.

     Mr. Heuchan or Mr. Coffey may terminate his employment upon sixty days' written notice to the Bank. The Bank may discharge Mr. Heuchan or Mr. Coffey for cause (as defined in the contract) at any time. If the Bank terminates Mr. Heuchan's or Mr. Coffey's employment for other than cause or if either of them terminates his own employment for cause (as defined in the contract), he will receive his base compensation under the contract for an additional three years if the termination follows a change of control of the Company (as defined below), or for the remaining term of the contract if the termination does not follow a change of control. In addition, during such period, Mr. Heuchan and Mr. Coffey will continue to participate in the Bank's group insurance plans and retirement plans, or receive comparable benefits. Moreover, within a period of three months after such termination following a change of control, each of them will have the right to cause the Bank to purchase any stock options he holds for a price equal to the fair market value (as defined in the contact) of the shares subject to such options minus their option price. If the payments provided for in the contract, together with any other payments made to Mr. Heuchan or Mr. Coffey, are deemed to be payments in violation of the "golden parachute" rules of the Internal Revenue Code, such payments will be reduced to the largest amount which would not cause us to lose a tax deduction for such payments under those rules. As of the date hereof, the cash compensation which would be paid under the contracts to Mr. Heuchan and Mr. Coffey if the contracts were terminated either after a change of control of the Company, without cause by the Bank, or for cause by either Mr. Heuchan or Coffey, would be $378,000 for Mr. Heuchan and $315,000 for Mr. Coffey. For purposes of these employment contracts, a change of control of the Company is generally an acquisition of control, as defined in regulations issued under the Change in Bank Control Act and the Bank Company Act.

     The employment contracts provide the Bank with protection of its confidential business information and protection from competition by Mr. Heuchan and Mr. Coffey should either of them voluntarily terminate their employment without cause or be terminated by the Bank for cause.

Compensation of Directors

     All of our Bank directors are entitled to receive monthly director fees for their services. The Chairman receives $1,050 per month, the Vice Chairman receives $975 per month and each of the other directors receives $900 per month. Directors also receive $200 for each board meeting attended and $100 for each committee meeting attended. Emeritus directors receive $450 per month. Aggregate fees paid to the Bank's directors for the year ended December 31, 2004, were $84,800 and the aggregate fees paid to the Bank's emeritus directors were $18,150. Directors of the Company are paid $500 for each Board meeting attended, provided, however that no more than $500 per month is payable to such directors.

     Each director of Mutual Financial Services, Inc. receives a quarterly director fee of $25. In addition to the quarterly fee, Mr. Heuchan also receives a monthly management fee in the amount of $100. The Board of Mutual Financial Services, Inc. meets quarterly.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Voting Securities and Principal Holders Thereof

     The following table sets forth certain information regarding the beneficial ownership of the Common Stock as of March 21, 2005, by each person who is known by the Company to own beneficially 5% or more of the Common Stock. Unless otherwise indicated, the named beneficial owner has sole voting and dispositive power with respect to the shares.


                                                      Number of Shares
Name and Address                                      of Common Stock                   Percent
of Beneficial Owner(1)                               Beneficially Owned                 of Class
-------------------------                            ------------------                 --------
HomeFederal Bank, Trustee
     501 Washington Street
     Columbus, Indiana  47201                            132,250(2)                       8.0%
Wellington Management Company, LLP
     75 State Street
     Boston, MA 02109                                    118,900(3)                       7.2%
------------------------------------------------------------------------------------------------

(1) The information in this chart is based on Schedule 13G and 13D Reports filed by the above-listed persons with the Securities and Exchange Commission (the "SEC") containing information concerning shares held by them. It does not reflect any changes in those shareholdings which may have occurred since the date of such filings.

(2) These shares are held by the Trustee of the Third Century Bancorp Employee Stock Ownership Plan and Trust (the "ESOP"). The Employees participating in that Plan are entitled to instruct the Trustee how to vote shares held in their accounts under the Plan. Unallocated shares held in a suspense account under the Plan are required under the Plan terms to be voted by the Trustee in the same proportion as allocated shares are voted.

(3) In a Schedule 13G filed with the SEC, Wellington Management Company, LLP indicates that it is the beneficial owner of the foregoing shares, and that it has shared dispositive power and no voting power with respect to those shares. Wellington Management Company, LLP ("WMC") is a Massachusetts limited partnership and a registered investment advisor. First Financial Fund, Inc. is one of its clients, with whom WMC shares dispositive power as to 110,500 of these shares. First Financial Fund, Inc., 1680 38th Street, Suite 800, Boulder, Colorado 80301, has sole voting power with respect to those 110,500 shares.

     The following table sets forth certain information regarding the directors of the Company, including the number and percent of shares of Common Stock beneficially owned by such persons as of March 21, 2005. Unless otherwise indicated, each nominee has sole investment and/or voting power with respect to the shares shown as beneficially owned by him. No director is related to any other director or executive officer of the Company by blood, marriage, or adoption. The table also sets forth the number of shares of Company Common Stock beneficially owned by all directors and executive officers of the Company as a group.

                                                                             Director        Common Stock
                                     Expiration of       Director of the      of the         Beneficially
                                        Term as              Holding           Bank           Owned as of        Percentage
Name                                    Director          Company Since        Since         3/21/2005 (1)       of Class
------------------------             -------------       ----------------    --------        -------------       ----------
David A. Coffey                         2006                  2004             1999            26,192(2)            1.6%
Robert L. Ellett                        2008                  2004             1987            25,000               1.5%
Robert D. Heuchan                       2007                  2004             1991            26,592(3)            1.6%
Jerry D. Petro                          2006                  2004             1997            30,000(4)            1.8%
Robert D. Schafstall                    2008                  2004             1999            25,500(5)            1.5%
All directors and
executive officers
as a group (6 persons)                                                                        137,555(6)            8.3%
--------------------------------------------------------------------------------------------------------------------------------
* Less than 1% of outstanding shares.

(1) Based upon information furnished by the respective director nominees. Under applicable regulations, shares are deemed to be beneficially owned by a person if he or she directly or indirectly has or shares the power to vote or dispose of the shares, whether or not he or she has any economic power with respect to the shares. Includes shares beneficially owned by members of the immediate families of the directors residing in their homes.

(2) Includes 17,718 shares held jointly with Mr. Coffey's spouse, 8,088 shares held in the Bank's 401(k) plan as of December 31, 2004, and 386 shares allocated to Mr. Coffey's account under the Bank's ESOP as of December 31, 2004.

(3) Includes 10,000 shares held jointly with Mr. Heuchan's spouse, 16,128 shares held in the Bank's 401(k) plan as of December 31, 2004, and 464 shares allocated to Mr. Heuchan's account under the Bank's ESOP as of December 31, 2004.

(4) Includes 10,000 shares in trust for the benefit of Mr. Petro, 15,000 shares in trust for the benefit of Mr. Petro's spouse, and 5,000 shares held in a profit-sharing plan for Mr. Petro's benefit.

(5)  These shares are held jointly with Mr. Schafstall's spouse.

(6) Includes 24,216 shares held in the Bank's 401(k) plan and 850 shares held in the Bank's ESOP as of December 31, 2004.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Transactions With Certain Related Persons

     The Bank follows a policy of offering to its directors, officers, and employees real estate mortgage loans secured by their principal residence and other loans. These loans are made in the ordinary course of business with the same collateral, interest rates and underwriting criteria as those of comparable transactions prevailing at the time and do not involve more than the normal risk of collectibility or present other unfavorable features. All such loans at December 31, 2004, were secured by the principal residences of directors and executive officers, except that Mr. Ellett has a loan secured by rental real estate and a loan secured by commercial real estate and Mr. Petro has two loans secured by commercial real estate and a loan secured by a commercial vehicle.

     Current law requires that all loans or extensions of credit to executive officers, directors, and principal shareholders be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with the general public and must not involve more than the normal risk of repayment or present other unfavorable features. In addition, the Bank's lending to each of its executive officers for loans other than the purchase of a residence is limited to an amount equal to the greater of $25,000 or 2.5% of the Bank's capital and unimpaired surplus, but not to exceed $100,000. The Bank's policy regarding loans to directors and all employees meets the requirements of current law. All loans to the Bank's officers, directors and employees are and have been approved by a majority of the disinterested members of the board of directors. The aggregate amount of loans to directors and executive officers at December 31, 2004, was approximately $1.79 million.

     Bob Heuchan, the Bank's President and Chief Executive Officer, also serves as President and Treasurer of Mutual Financial Services, Inc. He receives a $100 monthly management fee for the services he provides to Mutual Financial Services, Inc. which include keeping the financial records and preparing financial statements, negotiating agreements with insurance companies and overseeing compliance with insurance regulations. The disinterested directors on the Bank's Board of Board of Directors review and approve his services and fee on a quarterly basis.

     The law firm of Cutsinger and Schafstall, of which Director Robert D. Schafstall is a partner, serves as counsel to Mutual in connection with loan delinquencies and related matters. Mutual expects to continue to use the services of this law firm for such matters following the conversion.


ITEM 13. EXHIBITS.

    EXHIBIT NO.                          DESCRIPTION

        3(1) Registrant's Articles of Incorporation are incorporated by reference to Exhibit 3(1) to the Registration Statement on Form SB-2 (Registration No. 333-113691) (the "Registration Statement").

        3(2) Registrant's Amended Code of By-Laws is incorporated by reference to Exhibit 3(1) to the Registrant's Form 10-QSB for the quarter ended September 30, 2004.

       10(1) Form of Third Century Stock Option Plan is incorporated by reference to Exhibit 10(1) to the Registration Statement.

       10(2) Form of Mutual Savings Bank Recognition and Retention Plan and Trust is incorporated by reference to Exhibit 10(2) to the Registration Statement.

       10(3) Form of Employment Agreement between Mutual Savings Bank and Robert D. Heuchan is incorporated by reference to Exhibit 10(3) to the Registration Statement.

       10(4) Form of Employment Agreement between Mutual Savings Bank and David A. Coffey is incorporated by reference to Exhibit 10(4) to the Registration Statement.

       10(5) Form of Third Century Bancorp Employee Stock Ownership Plan and Trust Agreement is incorporated by reference to Exhibit 10(5) to the Registration Statement.

       10(6)        Service    Agreement   with   Intrieve,    Incorporated   is
                    incorporated   by   reference   to  Exhibit   10(6)  to  the
                    Registration Statement.

       10(7)        Exempt Loan and Share Purchase  Agreement

       10(8)        Share Pledge Agreement

       10(9)        Contract for Sale of Real Estate

          13        2004 Shareholder Annual Report

          14        Code of Ethics

          21        Subsidiaries of the Registrant

          23        Consent of BKD, LLP

       31(1)        CEO Certification

       31(2)        CFO Certification

          32        Section 906 Certification


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

     The firm of BKD, LLP ("BKD") served as the Company's independent public accountants for each of its last two fiscal years ended December 31, 2003 and 2004.

     Audit Fees. The aggregate fees billed by BKD for the audit of the Company's financial statements included in its annual report on Form 10-KSB and for the review of its financial statements included in its quarterly reports on Form 10-QSB for the fiscal years ended December 31, 2004 and 2003, were $130,349 (including fees for the comfort letter BKD provided in connection with Mutual's stock conversion) and $7,590, respectively.

     Audit-Related Fees. There were no fees billed for fiscal 2004 and 2003 that were not covered in the Audit Fees disclosure above.

     Tax Fees. The aggregate fees billed in each of fiscal 2004 and 2003 for professional services rendered by BKD for tax compliance, tax advice or tax planning were $3,500 and $0, respectively.

     All Other Fees. There were no fees billed for fiscal 2004 or for 2003 for professional services rendered by BKD other than those disclosed above.

     Board of Directors Pre-Approval. The Company's Audit Committee formally adopted resolutions pre-approving the engagement of BKD to act as the Company's independent auditor for the last two fiscal years ended December 31, 2003 and 2004, respectively. The Audit Committee has not adopted pre-approval policies and procedures in accordance with paragraph (c) (7) (i) of Rule 2-01 of Regulation S-X, because it anticipates that in the future the engagement of BKD will be made by the Audit Committee and all non-audit and audit services to be rendered by BKD will be pre-approved by the Audit Committee. The Board of Directors for the last two fiscal years pre-approved audit-related and tax services provided by BKD.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         THIRD CENTURY BANCORP


Date:  March 29, 2005                    By: /s/ Robert D. Heuchan
                                            ------------------------------------
                                             Robert D. Heuchan, President and
                                                Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              Signatures                                   Title                              Date
---------------------------------------- ------------------------------------------- ------------------------

(1) Principal Executive Officer:

/s/ Robert D. Heuchan
--------------------------
Robert D. Heuchan                        President and Chief Executive Officer       March 29, 2005

(2)Principal Financial and Accounting
    Officer:

/s/ Debra K. Harlow
--------------------------
Debra K. Harlow                          Chief Financial Officer                     March 29, 2005

(3) The Board of Directors

/s/ David A. Coffey
--------------------------
David A. Coffey                          Director                                    March 29, 2005

/s/ Robert L. Ellett
--------------------------
Robert L. Ellett                         Director                                    March 29, 2005

/s/ Robert D. Heuchan
--------------------------
Robert D. Heuchan                        Director                                    March 29, 2005

/s/ Jerry D. Petro
--------------------------
Jerry D. Petro                           Director                                    March 29, 2005

/s/ Robert D. Schafstall
--------------------------
Robert D. Schafstall                     Director                                    March 29, 2005


                                  EXHIBIT INDEX

    EXHIBIT NO.                            DESCRIPTION

        3(1) Registrant's Articles of Incorporation are incorporated by reference to Exhibit 3(1) to the Registration Statement on Form SB-2 (Registration No. 333-113691) (the "Registration Statement").

        3(2) Registrant's Amended Code of By-Laws is incorporated by reference to Exhibit 3(1) to the Registrant's Form 10-QSB for the quarter ended September 30, 2004.

       10(1) Form of Third Century Stock Option Plan is incorporated by reference to Exhibit 10(1) to the Registration Statement.

       10(2) Form of Mutual Savings Bank Recognition and Retention Plan and Trust is incorporated by reference to Exhibit 10(2) to the Registration Statement.

       10(3) Form of Employment Agreement between Mutual Savings Bank and Robert D. Heuchan is incorporated by reference to Exhibit 10(3) to the Registration Statement.

       10(4) Form of Employment Agreement between Mutual Savings Bank and David A. Coffey is incorporated by reference to Exhibit 10(4) to the Registration Statement.

       10(5) Form of Third Century Bancorp Employee Stock Ownership Plan and Trust Agreement is incorporated by reference to Exhibit 10(5) to the Registration Statement.

       10(6)        Service    Agreement   with   Intrieve,    Incorporated   is
                    incorporated   by   reference   to  Exhibit   10(6)  to  the
                    Registration Statement.

       10(7)        Exempt Loan and Share Purchase  Agreement

       10(8)        Share Pledge Agreement

       10(9)        Contract for Sale of Real Estate

          13        2004 Shareholder Annual Report

          14        Code of Ethics

          21        Subsidiaries of the Registrant

          23        Consent of BKD, LLP

       31(1)        CEO Certification

       31(2)        CFO Certification

          32        Section 906 Certification