Form 10QSB
period 2005-03-31
THIRD CENTURY BANCORP
filed 2005-05-16
CIK 1282847

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005 OR

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



                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: April 30, 2005 - 1,653,125 common shares

Transitional Small Business Disclosure Format (Check one):  Yes [  ]     No [X]

                              THIRD CENTURY BANCORP
                                   FORM 10-QSB

                                      INDEX

                                                                        Page No.
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

           Consolidated Condensed Balance Sheets                           3

           Consolidated Condensed Statements of Income                     4

           Consolidated Condensed Statement of Stockholders' Equity        5

           Consolidated Condensed Statements of Cash Flows                 6

           Notes to Unaudited Consolidated Condensed Financial Statements  7

Item 2.  Management's Discussion and Analysis or Plan of Operation         9

Item 3.  Controls and Procedures                                          12

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings                                              13
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds    13
Item 3.    Defaults Upon Senior Securities                                13
Item 4.    Submission of Matters to a Vote of Security Holders            13
Item 5.    Other Information                                              13
Item 6.    Exhibits                                                       13

SIGNATURES                                                                14

EXHIBIT INDEX                                                            E-1

EXHIBITS

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

                                                             THIRD CENTURY BANCORP
                                                     Consolidated Condensed Balance Sheets


                                                                 As of                 As of
                                                            March 31, 2005       December 31, 2004
                                                              (Unaudited)
                                                          --------------------  --------------------
Assets                                                                 (in thousands)
   Cash and due from banks                                     $       804             $      734
   Interest-bearing demand deposits                                  8,467                 11,323
                                                          --------------------  --------------------
      Cash and cash equivalents                                      9,271                 12,057
   Interest-bearing time deposits                                      400                    200
   Held to maturity securities                                       9,366                 10,455
   Loans, net of allowance for loan losses
      of $1,002 and $1,012                                         100,070                 98,822
   Premises and equipment                                            2,111                  2,136
   Federal Home Loan Bank stock                                      1,030                  1,019
   Interest receivable                                                 571                    483
   Other assets                                                        709                    991
                                                          --------------------  --------------------
         Total assets                                          $   123,528             $  126,163
                                                          ====================  ====================

Liabilities
   Deposits
      Demand                                                   $    10,198             $   11,164
      Savings, NOW and money market                                 39,136                 39,672
      Time                                                          34,883                 35,572
                                                          --------------------  --------------------
         Total deposits                                             84,217                 86,408
   Federal Home Loan Bank Advances                                  16,000                 16,500
   Other liabilities                                                   364                    358
                                                          --------------------  --------------------
         Total liabilities                                         100,581                103,266

Commitments and Contingencies
   Equity Contributed by ESOP                                          100                     64
                                                          --------------------  --------------------

Stockholders' Equity
   Preferred stock, without par value, authorized and
       unissued 2,000,000 shares                                         -                      -
   Common stock, without par value
      Authorized  - 20,000,000  shares
      Issued and outstanding - 1,653,125 shares                     14,290                 14,290
   Retained earnings                                                 8,557                  8,543
                                                          --------------------  --------------------
   Total stockholders' equity                                       22,847                 22,833
                                                          --------------------  --------------------
         Total liabilities and stockholders' equity             $  123,528             $  126,163
                                                          ====================  ====================


See notes to consolidated condensed financial statements.

                                                             THIRD CENTURY BANCORP
                                                  Consolidated Condensed Statements of Income
                                                                  (Unaudited)
                                                                           Three Months Ended March 31,
                                                                  --------------------------------------------------
                                                                          2005                         2004
                                                                  ---------------------        ---------------------
                                                                          (in thousands, except share data)
Interest income
   Loans receivable                                                     $     1,519                   $    1,447
   Investment securities                                                         62                            2
   Federal Home Loan Bank stock                                                  10                           15
   Interest-bearing deposits                                                     50                           10
                                                                  ---------------------        ---------------------
      Total interest income                                                   1,641                        1,474
                                                                  ---------------------        ---------------------

Interest expense
   Deposits                                                                     310                          286
   Federal Home Loan Bank advances                                              162                          180
                                                                  ---------------------        ---------------------
      Total interest expense                                                    472                          466
                                                                  ---------------------        ---------------------

Net interest income                                                           1,169                        1,008
   Provision for loan losses                                                      -                           12
                                                                  ---------------------        ---------------------
Net interest income after provision for loan losses                           1,169                          996
                                                                  ---------------------        ---------------------

Other income
   Service charges on deposit accounts                                           45                           53
   Other service charges and fees                                                66                           47
   Net gains on loan sales                                                       15                           50
   Other income                                                                  43                           52
                                                                  ---------------------        ---------------------
      Total other income                                                        169                          202
                                                                  ---------------------        ---------------------

Other expenses
   Salaries and employee benefits                                               750                          561
   Net occupancy and equipment expenses                                         114                          116
   Data processing fees                                                         101                           97
   Other expenses                                                               240                          200
                                                                  ---------------------        ---------------------
      Total other expenses                                                    1,205                          974
                                                                  ---------------------        ---------------------

Income before income tax                                                        133                          224
   Income tax expense                                                            53                          106
                                                                  ---------------------        ---------------------
Net income                                                              $        80                   $      118
                                                                  =====================        =====================

Weighted average common shares                                                1,653                          n/a

Earnings per share                                                              .05                          n/a


See notes to consolidated condensed financial statements.


                                                             THIRD CENTURY BANCORP
                                            Consolidated Condensed Statement of Stockholders' Equity
                                                                   (Unaudited)
                                                         (Dollar amounts in thousands)




                                                       Common Stock
                                                 Shares                            Retained
                                               Outstanding        Amount           Earnings           Total



    Balances, January 1, 2005                    1,653,125         $14,290            $8,543         $22,833
      Net and comprehensive income                                       -                80              80
      Cash dividends declared but not paid
        ($.04 per share outstanding)                                     -               (66)            (66)
                                                              ----------------  ---------------- ----------------
    Balances, March 31, 2005                     1,653,125         $14,290            $8,557         $22,847
                                                              ================  ================ ================


See notes to consolidated condensed financial statements.


                                                             THIRD CENTURY BANCORP
                                                Consolidated Condensed Statements of Cash Flows
                                                                  (Unaudited)

                                                                                  Three Months Ended March 31,
                                                                             ---------------------------------------
                                                                                    2005                 2004
                                                                             -------------------   -----------------
                                                                                         (in thousands)
Operating Activities
   Net income                                                                      $      80           $     118
   Adjustments to reconcile net income to net cash provided by operating activities
      Provision for loan losses                                                            -                  12
      Depreciation                                                                        48                  46
      Investment securities (accretion) amortization, net                                (11)                  5
      Gain on sale of loans                                                              (15)                (46)
      Loans originated for sale in the secondary market                               (2,265)             (2,959)
      Proceeds from sale of loans in the secondary market                              2,280               3,005
      ESOP compensation expense                                                           36                   -
      Net change in
         Interest receivable                                                             (89)                  8
         Other assets                                                                    281                (341)
         Other liabilities                                                                 7                 (43)
                                                                             -------------------   -----------------
          Net cash provided (used) by operating activities                               352                (195)

Investing Activities
   Purchases of FHLB stock                                                               (11)                (11)
   Purchases of securities held to maturity                                           (2,400)             (1,015)
   Proceeds from maturities of securities held to maturity                             3,500                   -
   Purchase of interest-bearing time deposits                                           (200)                  -
   Net changes in loans                                                               (1,248)              3,664
   Purchases of premises and equipment                                                   (22)                 (2)
                                                                             -------------------   -----------------
          Net cash provided (used) by investing activities                              (381)              2,636

Financing Activities
   Net change in
      Demand and savings deposits                                                     (1,502)              2,041
      Certificate of deposits                                                           (689)                629
   Paid cash dividend on Common Stock                                                    (66)
   Proceeds from FHLB advances                                                             -               1,500
   Payments on FHLB advances                                                            (500)             (4,000)
                                                                             -------------------   -----------------
          Net cash provided (used) by financing activities                            (2,757)                170
                                                                             -------------------   -----------------
Net Change in Cash and Equivalents                                                    (2,786)              2,611

Cash and Cash Equivalents, Beginning of Period                                        12,057               4,739
                                                                             -------------------   -----------------

Cash and Cash Equivalents, End of Period                                           $   9,271           $   7,350
                                                                             ===================   =================

Additional Cash Flows Information
   Interest paid                                                                   $     616           $     580
   Income tax paid (net of refunds)                                                        -                   -

See notes to consolidated condensed financial statements.

                             THIRD CENTURY BANCORP
         Notes to Unaudited Consolidated Condensed Financial Statements

     Third Century Bancorp (Third Century) is an Indiana corporation that was formed on March 15, 2004 for the purpose of owning all of the capital stock of Mutual Savings Bank (Mutual or Bank) following the completion of Mutual Savings Bank's mutual-to-stock conversion. Third Century offered for sale 1,653,125 shares of its common stock at $10.00 per share in a public offering to eligible depositors that was completed on June 14, 2004. On June 29, 2004, Third Century purchased all of the capital stock issued by Mutual Savings Bank. Prior to that date, Third Century had no assets or liabilities.

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

Note 1: Basis of Presentation

     The accompanying unaudited consolidated condensed financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Mutual Savings Bank for the fiscal year ended December 31, 2004 included in Third Century's Annual Report filed as an attachment to its 10-KSB. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair representation of the financial statements have been included. The results of operations for the three-month period ended March 31, 2005, are not necessarily indicative of the results which may be expected for the entire year.

     The consolidated condensed balance sheet of Third Century as of December 31, 2004 has been derived from the audited consolidated balance sheet of Third Century as of that date.

Note 2: Principles of Consolidation

     The consolidated financial statements include the accounts of Third Century, Mutual Savings Bank and Financial. All significant intercompany balances and transactions have been eliminated in the accompanying consolidated financial statements.


Note 3: Earnings Per Share

     Earnings per share is computed based upon the weighted average common shares outstanding during the period subsequent to Mutual Savings Bank's conversion to a stock savings bank on June 29, 2004. Net income per share for the periods prior to the conversion is not meaningful. Unearned ESOP shares are not considered outstanding for the earnings per share calculation and Third Century has no potentially dilutive shares. The factors used in the earnings per share computation for the three months ending March 31, 2005 were as follows:

                                                      Three Months Ended
                                                        March 31, 2005
Basic:                                                  --------------
          Net income                                        $     80
                                                            ========
          Weighted average common shares                       1,653
                                                            ========
          Basic earnings per common share                   $    .05
                                                            ========



Note 4: Effect of Recent Accounting Pronouncements

     In March 2004, the Emerging Issues Task Force (EITF) finalized and issued EITF 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (EITF 03-1). EITF 03-1 provides recognition and measurement guidance regarding when impairments of equity and debt securities are considered other-than-temporary requiring a charge to earnings, and also requires additional annual disclosures for investments in unrealized loss positions. The additional annual disclosure requirements were previously issued by the EITF in November 2003 and were effective for the year ended December 31, 2003. In September 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) EITF 03-1-1, which delays the recognition and measurement provisions of EITF 03-1 pending the issuance of further implementation guidance. We are currently evaluating the effect of the recognition and measurement provisions of EITF 03-1. While our analysis is pending the FASB's revisions to EITF 03-1, we currently believe the adoption of EITF 03-1 will not result in a material impact on Third Century's results of operations or financial condition.

     On December 12, 2003, the American Institute of Certified Public Accountants issued Statement of Position No. 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (SOP 03-3). SOP 03-3 requires acquired loans with poor credit quality to be recorded at fair value and prohibits carrying over or creation of valuation allowances in the initial accounting for the loans. SOP 03-3 also limits the yield that may be accreted to income. SOP 03-3 applies to the purchase of an individual loan, a pool of loans, a group of loans, and loans acquired in a business combination. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 31, 2004. SOP 03-3 is not expected to have a material impact on Third Century's results of operations or financial condition.

     In December, 2004, the FASB issued an amendment to SFAS 123 (SFAS 123R) which eliminates the ability to account for share-based compensation transactions using Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires that such transactions be accounted for using a fair value-based method. SFAS 123R will be effective for Third Century for the first quarter of 2006.

     SFAS123R applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. The cumulative effect of initially applying this Statement, if any, is recognized as of the required effective date.

     As of the required effective date, Third Century will apply SFAS 123R using a modified version of prospective application. Under that transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS 123 for either recognition or pro forma disclosures. For periods before the required effective date, a company may elect to apply a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by SFAS 123.

     Third Century will be required to first report compensation cost under SFAS 123R in the first quarter of 2006 in the event stock options are granted or issued. We are currently evaluating the effect of the recognition and measurement provisions of SFAS 123R but we currently believe the adoption of SFAS 123R will not result in a material impact on Third Century's results of operations or financial condition.

Item 2. Management's Discussion and Analysis or Plan of Operations.

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

Critical Accounting Policies

     Generally accepted accounting principles are complex and require management to apply significant judgments to various accounting, reporting and disclosure matters. Management of Third Century must use assumptions and estimates to apply these principles where actual measurement is not possible or practical. For a complete discussion of Third Century's significant accounting policies, see Note 1 to the Consolidated Financial Statements as of December 31, 2004. Certain policies are considered critical because they are highly dependent upon subjective or complex judgments, assumptions and estimates. Changes in such estimates may have a significant impact on the financial statements. Management has reviewed the application of these policies with the Audit Committee of Third Century's Board of Directors. Those policies include the following:

     Allowance for Loan Losses

     The allowance for loan losses represents management's estimate of probable losses inherent in the Bank's loan portfolios. In determining the appropriate amount of the allowance for loan losses, management makes numerous assumptions, estimates and assessments.

     The strategy also emphasizes diversification on an industry and customer level, regular credit quality reviews and quarterly management reviews of large credit exposures and loans experiencing deterioration of credit quality.

     Mutual's allowance consists of three components: probable losses estimated from individual reviews of specific loans, probable losses estimated from historical loss rates, and probable losses resulting from economic or other deterioration above and beyond what is reflected in the first two components of the allowance.

     Larger commercial loans that exhibit probable or observed credit weaknesses are subject to individual review. Where appropriate, reserves are allocated to individual loans based on management's estimate of the borrower's ability to repay the loan given the availability of collateral, other sources of cash flow and legal options available to Mutual. Included in the review of individual loans are those that are impaired as provided in SFAS No. 114, Accounting by Creditors for Impairment of a Loan. Any allowances for impaired loans are determined by the present value of expected future cash flows discounted at the loan's effective interest rate or fair value of the underlying collateral.
Mutual evaluates the collectibility of both principal and interest when assessing the need for a loss accrual. Historical loss rates are applied to other commercial loans not subject to specific reserve allocations.

     Homogenous smaller balance loans, such as consumer installment and residential mortgage loans are not individually risk graded. Reserves are established for each pool of loans based on the expected net charge-offs for one year. Loss rates are based on the average net charge-off history by loan category.

     Historical loss rates for commercial and consumer loans may be adjusted for significant factors that, in management's judgment, reflect the impact of any current conditions on loss recognition. Factors which management considers in the analysis include the effects of the national and local economies, trends in the nature and volume of loans (delinquencies, charge-offs and nonaccrual loans), changes in mix, asset quality trends, risk management and loan administration, changes in the internal lending policies and credit standards, collection practices and examination results from bank regulatory agencies and the Bank's internal loan review.

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

     Mutual's primary market area for lending is Johnson County, Indiana. When evaluating the adequacy of allowance, consideration is given to this regional geographic concentration and the closely associated effect changing economic conditions have on Mutual's customers.

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

Comparison of Financial Condition at March 31, 2005 and December 31, 2004

     Total assets decreased $2.7 million or 2.09% to $123.5 million at March 31, 2005 from $126.2 million at December 31, 2004. Cash and cash equivalents decreased $2.8 million or 23.11% during the quarter. In January, a business customer, in the normal course of its business, withdrew approximately $4.0 million, previously on deposit as of December 31, 2004, from its non-interest-bearing checking account.

     Total liabilities decreased $2.7 million or 2.52% to $100.6 million at March 31, 2005 from $103.3 million at December 31, 2004. During the quarter, balances in the demand deposit accounts, savings accounts, including money market and NOW accounts, and time deposits declined by an aggregate total of $2.2 million or 2.54% to $84.2 million at March 31, 2005. This decline in balances included the customer withdrawal described in the preceding paragraph.

     Total equity increased from $22.8 million at December 31, 2004 to $22.9 million at March 31, 2005, representing an increase of $14,000 or 0.06%. The equity contributed by the ESOP increased $36,000 from $64,000 at December 31, 2004 to $100,000 at March 31, 2005.


Comparison  of  Operating  Results for the Three Months Ended March 31, 2005 and
2004


     General. Net income for the quarter ended March 31, 2005 was $80,000 compared to net income of $118,000 for the quarter ended March 31, 2004. The decrease of $38,000 was primarily the result of increased salaries and employee benefits. This category increased $189,000 from $561,000 for the quarter ended March 31, 2004 to $750,000 for the quarter ended March 31, 2005, or 33.69%.

     Officer and employee salaries increased approximately $80,000, or 19.60%, from $408,000 at March 31, 2004 to $488,000 at March 31, 2005. The increase was due to the addition of a Compliance Officer and a Staff Accountant in response to the additional regulatory burden place upon public companies. In addition, the contributions paid to the employee pension plan increased $41,000 or 161.01%. Also, in July 2004, the Bank recorded the monthly release of shares from its ESOP trust, which resulted in expense of approximately $39,000 for the quarter ended March 31, 2005.

     As of May 1, 2005, the Bank froze the multi-employer defined benefit pension plan as a cost-control measure for the future. No additional liability was incurred as a result of this action.

     Interest Income. Interest income for the quarter ended March 31, 2005 was $1.6 million compared to $1.5 million for the quarter ended March 31, 2004. The change between these reporting periods was an increase of $167,000, which consisted primarily of an increase in loan interest income by $72,000. Investment income increased by $60,000 and interest income on interest-bearing deposits increased $40,000 during the quarter. Average interest-bearing assets for the quarter ended March 31, 2005 was $119 million, which represented an increase of $14.2 million or 13.52%, from the quarter ended March 31, 2004. The yield on those assets decreased from 5.60% at March 31, 2004 to 5.49% at March 31, 2005. The average yield on loans increased by 16 basis points, the average yield on interest-bearing deposits increased by 146 basis points and the average yield on investments increased 130 basis points. The average balances for loans increased $2.1 million to $99.0 million, the average balances for interest-bearing deposits increased $2.3 million to $9.2 million and the average balances for investments increased $9.2 million to $9.9 million at March 31, 2005.

     Interest Expense. Interest expense for the quarter ended March 31, 2005 was $472,000 compared to $466,000 for the quarter ended March 31, 2004, an increase of $6,000 or 1.29%. Average interest-bearing liabilities increased to $94.6 million from $93.7 million, with the average interest rate remaining constant at 1.99% for both of the comparative quarters.

     Net Interest Income. Net interest income of $1.2 million for the quarter ended March 31, 2005 reflects an increase of $200,000 or 15.97% from the net interest income for the quarter ended March 31, 2004.

     Provision for Loan Losses. Mutual Savings Bank did not allocate to its provision for loan losses for the quarter ended March 31, 2005, while a $12,000 provision was made during the quarter ended March 31, 2004. In evaluating the adequacy of loan loss allowances, management considers factors such as delinquency trends, portfolio composition, past loss experience and other factors such as general economic conditions. During the past year, Mutual Savings Bank's level of nonperforming assets decreased from $508,000 at March 31, 2004, to $203,000 at March 31, 2005 and the percentage of nonperforming assets to total assets decreased from 0.48% to 0.16% for the same respective time periods. For the quarter ended March 31, 2005, Mutual Savings Bank charged off loans net of recoveries of $10,287 which represents a decrease of $23,113 from the quarter ended March 31, 2004.

     Other Income. Other income was $169,000 for the quarter ended March 31, 2005 and $202,000 for the quarter ended March 31, 2004, which represented a decrease of $33,000 or 16.34% between the reporting periods. The decline of $35,000 in net gains on loan sales from $50,000 at the quarter ended March 31, 2004 to $15,000 at the quarter ended March 31, 2005, was due to the reduction in loans sold during the comparative reporting periods. In the first quarter of 2004, Mutual Savings Bank sold $3.0 million of loans to the secondary market as compared to $2.3 million in the first quarter of 2005.

     Other Expense. Other expense for the quarter ended March 31, 2005 was $1.2 million compared to $974,000 for the same period last year, an increase of $231,000 or 23.72%. As previously explained, the salaries and employee benefits increased during this period by $189,000, or 33.69%.

     Income Taxes. Mutual Savings Bank recognized income tax expense of $53,000 for the quarter ended March 31, 2005, as compared to $106,000 for the quarter ended March 31, 2004, which represents a decrease in the effective tax rate from 47.32% to 39.85%.


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

     B. Changes in internal controls. There were no significant changes in Third Century's internal control over financial reporting identified in connection with Third Century's evaluation of controls that occurred during Third Century's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, Third Century's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Third Century, from time to time, is a party to routine litigation, which arises in the normal course of business, such as claims to enforce liens, condemnation proceedings on properties in which Mutual Savings Bank holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the business of Third Century. There were no lawsuits pending or known to be contemplated against Third Century at March 31, 2005 that would have a material effect on Third Century's operations or income.


Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.


Item 3. Defaults Upon Senior Securities

None.


Item 4. Submission of Matters to a Vote of Security Holders.

None


Item 5. Other Information.

On April 14, 2005, Mutual Savings Bank executed the First Amendment to the Third Century Bancorp Employee Stock Ownership Plan and Trust Agreement (the "Amendment"). The Amendment modifies the Third Century Bancorp Employee Stock Ownership Plan and Trust Agreement (the "Plan") to change the mandatory small benefit cashout threshold from $5,000 to $1,000, effective with respect to distributions of benefits on or after March 28, 2005. A copy of the Amendment accompanies this Report as Exhibit 10.3 and is incorporated herein by this reference.


Item 6. Exhibits.

The exhibits filed as part of this Form 10-QSB are listed in the Exhibit Index, which is incorporated by this reference.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        THIRD CENTURY BANCORP

Date:    May 16, 2005                   By: /s/ Robert D. Heuchan
                                           ------------------------------------
                                           Robert D Heuchan
                                           President and Chief Executive Officer



Date:    May 16, 2005                   By: /s/ Debra K. Harlow
                                           -------------------------------------
                                           Debra K. Harlow
                                           Chief Financial Officer

                                  Exhibit Index

Exhibit No.                            Description
-----------    -----------------------------------------------------------------
   10.1        Purchase  Agreement  between  Mutual  Savings  Bank and Thomas A.
               Grant, Inc.

   10.2        Real Estate Proposition between Mutual Savings Bank and J. Andrew
               Woods


   10.3 First Amendment to the Third Century Bancorp Employee Stock Ownership Plan and Trust Agreement

   31.1 Rule 13a-14(a) Certification of Robert D. Heuchan, President and Chief Executive Officer

   31.2 Rule 13a-14(a) Certification of Debra K. Harlow, Vice President and Chief Financial Officer

   32.1        Section 1350 Certification of Robert D. Heuchan

   32.2        Section 1350 Certification of Debra K. Harlow