Form 10QSB
period 2005-06-30
THIRD CENTURY BANCORP
filed 2005-08-15
CIK 1282847

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____

Commission file number: 000-50828

THIRD CENTURY BANCORP
(Exact name of small business issuer as specified in its charter)

Indiana	20-0857725
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

80 East Jefferson Street
Franklin, Indiana 46131
(Address of principal executive offices)

(317) 736-7151
(Issuer’s telephone number)

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: July 31, 2005 - 1,653,125 common shares

Transitional Small Business Disclosure Format (Check one):  Yes  [   ]       No  [X]

THIRD CENTURY BANCORP
FORM 10-QSB

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

THIRD CENTURY BANCORP
Consolidated Condensed Balance Sheets

	As of June 30, 2005 (Unaudited)	As of December 31, 2004
Assets	(in thousands)
Cash and due from banks	$646	$734
Interest-bearing demand deposits	5,771	11,323
Cash and cash equivalents	6,417	12,057
Interest-bearing time deposits	300	200
Held to maturity securities	11,750	10,455
Loans, net of allowance for loan losses of $978 and $1,012	103,935	98,822
Premises and equipment	2,105	2,136
Federal Home Loan Bank stock	1,041	1,019
Interest receivable	596	483
Other assets	643	991
Total assets	$126,787	$126,163

Liabilities
Deposits
Demand	$8,588	$11,164
Savings, NOW and money market	43,379	39,672
Time	35,339	35,572
Total deposits	87,306	86,408
Federal Home Loan Bank Advances	16,000	16,500
Other liabilities	443	358
Total liabilities	103,749	103,266

Commitments and Contingencies
Equity Contributed by ESOP	134	64

Stockholders' Equity
Preferred stock, without par value, authorized and unissued 2,000,000 shares	-	-
Common stock, without par value
Authorized - 20,000,000 shares
Issued and outstanding - 1,653,125 shares	14,290	14,290
Retained earnings	8,614	8,543
Total stockholders' equity	22,904	22,833
Total liabilities and stockholders’ equity	$126,787	$126,163

See notes to consolidated condensed financial statements.

THIRD CENTURY BANCORP
Consolidated Condensed Statements of Income
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30,
	2005	2004	2005	2004
	(in thousands, except share data)
Interest income
Loans receivable	$1,567	$1,442	$3,086	$2,888
Investment securities	82	2	145	5
Federal Home Loan Bank stock	11	11	21	26
Interest-bearing deposits	51	20	100	31
Total interest income	1,711	1,475	3,352	2,950

Interest expense
Deposits	365	287	676	573
Federal Home Loan Bank advances	160	174	322	354
Total interest expense	525	461	998	927

Net interest income	1,186	1,014	2,354	2,023
Provision for loan losses	(20)	12	(20)	24
Net interest income after provision for loan losses	1,206	1,002	2,374	1,999

Other income
Service charges on deposit accounts	53	56	98	109
Other service charges and fees	63	57	129	103
Net gains on loan sales	27	92	42	138
Other income	41	88	83	144
Total other income	184	293	352	494

Other expenses
Salaries and employee benefits	706	537	1,456	1,098
Net occupancy and equipment expenses	93	105	191	221
Data processing fees	99	103	199	200
Other expenses	291	159	547	359
Total other expenses	1,189	904	2,393	1,878

Income before income tax	201	391	333	615
Income tax expense	80	137	132	243

Net income	$121	$254	$201	$372

Weighted average common shares	1,530	n/a	1,530	n/a

Earnings per share	$0.08	n/a	$0.13	n/a

See notes to consolidated condensed financial statements.

THIRD CENTURY BANCORP
Consolidated Condensed Statement of Stockholders’ Equity
(Unaudited)
(Dollar amounts in thousands)

	Common Stock
	Shares Outstanding	Amount	Retained Earnings	Total
Balances, January 1, 2005	1,653,125	$14,290	$8,543	$22,833
Net and comprehensive income		-	203	203
Cash dividends declared but not paid ($.04 per share outstanding)		-	(132)	(132)
Balances, June 30, 2005	1,653,125	$14,290	$8,614	$22,904

See notes to consolidated condensed financial statements.

THIRD CENTURY BANCORP
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2005	2004
	(in thousands)
Operating Activities
Net income	$201	$372
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	(20)	24
Depreciation	94	94
Investment securities (accretion) amortization, net	(23)	4
Gain on sale of loans	(17)	(53)
Loans originated for sale in the secondary market	(1,434)	(5,078)
Proceeds from sale of loans in the secondary market	1,452	5,131
ESOP compensation expense	70	-
Net change in
Interest receivable	(113)	(15)
Other assets	270	(343)
Other liabilities	222	147
Net cash provided (used) by operating activities	702	283

Investing Activities
Purchases of FHLB stock	(22)	(23)
Purchases of securities held to maturity	(7,256)	-
Proceeds from maturities of securities held to maturity	5,985	685
Purchase of interest-bearing time deposits	(200)	-
Proceeds from maturities of interest-bearing time deposits	100
Net changes in loans	(5,094)	473
Purchases of premises and equipment	(62)	(133)
Net cash provided (used) by investing activities	(6,549)	1,002

Financing Activities
Net change in
Demand and savings deposits	1,072	1,412
Certificate of deposits	(233)	(553)
Paid cash dividend on Common Stock	(132)	-
Purchase of ESOP shares	-	(1,132)
Net proceeds from stock conversion	-	15,822
Proceeds from FHLB advances	-	1,500
Payments on FHLB advances	(500)	(4,000)
Net cash provided (used) by financing activities	207	13,049

Net Change in Cash and Equivalents	(5,640)	14,334

Cash and Cash Equivalents, Beginning of Period	12,057	4,739

Cash and Cash Equivalents, End of Period	$6,417	$19,073

Additional Cash Flows Information
Interest paid	$983	$868
Income tax paid (net of refunds)	$45	$157

See notes to consolidated condensed financial statements.

THIRD CENTURY BANCORP
Notes to Unaudited Consolidated Condensed Financial Statements

Third Century Bancorp (Third Century) is an Indiana corporation that was formed on March 15, 2004 for the purpose of owning all of the capital stock of Mutual Savings Bank (Mutual or Bank) following the completion of Mutual Savings Bank’s mutual-to-stock conversion. Third Century offered for sale 1,653,125 shares of its common stock at $10.00 per share in a public offering to eligible depositors that was completed on June 14, 2004. On June 29, 2004, Third Century purchased all of the capital stock issued by Mutual Savings Bank. Prior to that date, Third Century had no assets or liabilities.

The activities of Third Century are primarily limited to holding the stock of Mutual Savings Bank. Mutual Savings Bank conducts business primarily in Johnson County and surrounding counties. Mutual Savings Bank attracts deposits from the general public and originates loans for consumer, residential and commercial purposes. Mutual Savings Bank’s profitability is significantly dependent on net interest income, which is the difference between interest income generated from interest-earning assets (i.e. loans and investments) and the interest expense paid on interest-bearing liabilities (i.e. customer deposits and borrowed funds). Net interest income is affected by the relative amount of interest-earning assets and interest-bearing liabilities and the interest received or paid on these balances. The level of interest paid or received by Mutual Savings Bank can be significantly influenced by a number of factors, such as governmental monetary policy, competition within our market area and the performance of the national and local economies.

Mutual Savings Bank also owns one subsidiary, Mutual Financial Services, Inc. (Financial), which is engaged primarily in mortgage life insurance sales and servicing.

Note 1: Basis of Presentation

The accompanying unaudited consolidated condensed financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Mutual Savings Bank for the fiscal year ended December 31, 2004 included in Third Century’s Annual Report filed as an attachment to its 10-KSB. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair representation of the financial statements have been included. The results of operations for the six-month period ended June 30, 2005, are not necessarily indicative of the results which may be expected for the entire year.

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

Note 3: Earnings Per Share

Earnings per share is computed based upon the weighted average common shares outstanding during the period subsequent to Mutual Savings Bank’s conversion to a stock savings bank on June 29, 2004. Net income per share for the periods prior to the conversion is not meaningful. Unearned ESOP shares are not considered outstanding for the earnings per share calculation and Third Century has no potentially dilutive shares as of June 30, 2005.  The factors used in the earnings per share computation for the three and six months ending June 30, 2005 were as follows:

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
Basic:
Net income	$121	$201

Weighted average common shares	1,530	1,530

Basic earnings per common share	$ . 08	$ . 13

Note 4: Effect of Recent Accounting Pronouncements

In June, 2005 the FASB Board decided not to provide additional guidance on the meaning of other-than-temporary impairment, but directed the FASB staff to issue a staff position (FSP) which will be retitled FSP 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The final FSP will supersede EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, and EITF Topic No. D-44, Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value. FSP 115-1 will replace guidance in EITF 03-1 on loss recognition with references to existing other-than-temporary impairment guidance, such as SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. FSP 115-1 will clarify that an investor should recognize an impairment loss no later than when the impairment is deemed other than temporary, even if a decision to sell has not been made.

FSP 115-1 will be effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. The Company has consistently followed the loss recognition guidance in SFAS No. 115, so the adoption of FSP 115-1 will not have any significant impact on the Company’s financial condition or results of operation.

In April 2005, the SEC issued a new rule amending the compliance dates for observing SFAS 123R, which allows companies to implement SFAS 123R at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005, or, in the case of a small business issuer like Third Century, after December 15, 2005. The new rule does not change the accounting required by SFAS 123R; it only changes the dates for compliance with the standard. Early adoption is permitted in periods in which financial statements have not yet been issued. Third Century expects to adopt SFAS 123R on January 1, 2006. We are currently evaluating the effect of the recognition and measurement provisions of SFAS 123R, but we currently believe the adoption of SFAS 123R will not result in a material impact on Third Century’s results of operations or financial condition.

Note 5. Subsequent Events

On July 20, 2005, the stockholders of Third Century Bancorp approved the Third Century Bancorp Stock Option Plan (“Plan”). The Plan provides for the issuance of options to employees and directors of the Company to acquire up to 165,312 shares of Company common stock. Additionally, the stockholders approved the Mutual Savings Bank Recognition and Retention Plan and Trust (“RRP”). The RRP provides for the awarding of up to 66,125 shares of Company common stock to employees and directors of the Company.

Item 2.  Management’s Discussion and Analysis or Plan of Operations

Forward Looking Statements

This Quarterly Report on Form 10-QSB (“Form 10-QSB”) contains statements which constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this Form 10-QSB and include statements regarding the intent, belief, outlook, estimate or expectations of Third Century (as defined in the notes to the consolidated condensed financial statements), its directors or its officers primarily with respect to future events and the future financial performance of Third Century. Readers of the Form 10-QSB are cautioned that any such forward looking statements are not guarantees of future events or performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward looking statements as a result of various factors. The accompanying information contained in this Form 10-QSB identifies important factors that could cause such differences. These factors include changes in interest rates; loss of deposits and loan demand to other financial institutions; substantial changes in financial markets; changes in real estate values and the real estate market; or regulatory changes, as discussed further below:

(a) Regulatory Risk. The banking industry is heavily regulated. These regulations are intended to protect depositors, not shareholders. Third Century and Mutual are subject to regulation and supervision by the Indiana Department of Financial Institutions, Federal Deposit Insurance Corporation, and the Board of Governors of the Federal Reserve System. The burden imposed by federal and state regulations puts banks at a competitive disadvantage compared to less regulated competitors such as finance companies, mortgage banking companies and leasing companies. The banking industry continues to lose market share to competitors.

(b) Legislation. Because of concerns relating to the competitiveness and the safety and soundness of the industry, Congress continues to consider a number of wide-ranging proposals for altering the structure, regulation, and competitive relationships of the nation’s financial institutions. Management cannot predict whether or in what form any of these proposals will be adopted or the extent to which the business of Third Century or Mutual may be affected thereby.

(c) Credit Risk. One of the greatest risks facing lenders is credit risk, that is, the risk of losing principal and interest due to a borrower’s failure to perform according to the terms of a loan agreement. While management attempts to provide an allowance for loan losses at a level adequate to cover probable incurred losses based on loan portfolio growth, past loss experience, general economic conditions, information about specific borrower situations, and other factors (all as discussed below in Critical Accounting Policies--Allowance for Loan Losses), future adjustments to reserves may become necessary, and net income could be significantly affected, if circumstances differ substantially from assumptions used with respect to such factors.

(d) Exposure to Local Economic Conditions. Mutual’s primary market area for deposits and loans encompasses Johnson County, in central Indiana. A substantial percent of the Bank’s business activities are within this area. This concentration exposes the Bank to risks resulting from changes in the local economy. A dramatic drop in local real estate values would, for example, adversely affect the quality of the Bank’s loan portfolio.

(e) Interest Rate Risk. Third Century’s earnings depend to a great extent upon the level of net interest income, which is the difference between interest income earned on loans and investments and the interest expense paid on deposits and other borrowings. Interest rate risk is the risk that the earnings and capital will be adversely affected by changes in interest rates.

(f) Competition. The activities of Third Century and Mutual in the geographic market served involve competition with other banks as well as with other financial institutions and enterprises, many of which have substantially greater resources than those available to Third Century. In addition, non-bank competitors are generally not subject to the extensive regulation applicable to Third Century and Mutual.

Critical Accounting Policies

Generally accepted accounting principles are complex and require management to apply significant judgments to various accounting, reporting and disclosure matters. Management of Third Century must use assumptions and estimates to apply these principles where actual measurement is not possible or practical. For a complete discussion of Third Century’s significant accounting policies, see Note 1 to the Consolidated Financial Statements as of December 31, 2004. Certain policies are considered critical because they are highly dependent upon subjective or complex judgments, assumptions and estimates. Changes in such estimates may have a significant impact on the financial statements. Management has reviewed the application of these policies with the Audit Committee of Third Century’s Board of Directors. Those policies include the following:

Allowance for Loan Losses

The allowance for loan losses represents management’s estimate of probable losses inherent in the Bank’s loan portfolios. In determining the appropriate amount of the allowance for loan losses, management makes numerous assumptions, estimates and assessments.

The strategy also emphasizes diversification on an industry and customer level, regular credit quality reviews and quarterly management reviews of large credit exposures and loans experiencing deterioration of credit quality.

Mutual’s allowance consists of three components: probable losses estimated from individual reviews of specific loans, probable losses estimated from historical loss rates, and probable losses resulting from economic or other deterioration above and beyond what is reflected in the first two components of the allowance.

Larger commercial loans that exhibit probable or observed credit weaknesses are subject to individual review. Where appropriate, reserves are allocated to individual loans based on management’s estimate of the borrower’s ability to repay the loan given the availability of collateral, other sources of cash flow and legal options available to Mutual. Included in the review of individual loans are those that are impaired as provided in SFAS No. 114, Accounting by Creditors for Impairment of a Loan. Any allowances for impaired loans are determined by the present value of expected future cash flows discounted at the loan’s effective interest rate or fair value of the underlying collateral. Mutual evaluates the collectibility of both principal and interest when assessing the need for a loss accrual. Historical loss rates are applied to other commercial loans not subject to specific reserve allocations.

Homogenous smaller balance loans, such as consumer installment and residential mortgage loans are not individually risk graded. Reserves are established for each pool of loans based on the expected net charge-offs for one year. Loss rates are based on the average net charge-off history by loan category.

Historical loss rates for commercial and consumer loans may be adjusted for significant factors that, in management’s judgment, reflect the impact of any current conditions on loss recognition. Factors which management considers in the analysis include the effects of the national and local economies, trends in the nature and volume of loans (delinquencies, charge-offs and nonaccrual loans), changes in mix, asset quality trends, risk management and loan administration, changes in the internal lending policies and credit standards, collection practices and examination results from bank regulatory agencies and the Bank’s internal loan review.

An unallocated reserve is maintained to recognize the imprecision in estimating and measuring loss when evaluating reserves for individual loans or pools of loans. Allowances on individual loans are reviewed quarterly and historical loss rates are reviewed annually and adjusted as necessary based on changing borrower and/or collateral conditions and actual collection and charge-off experience.

Mutual’s primary market area for lending is Johnson County, Indiana. When evaluating the adequacy of allowance, consideration is given to this regional geographic concentration and the closely associated effect changing economic conditions have on Mutual’s customers.

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

Comparison of Financial Condition at June 30, 2005 and December 31, 2004

Total assets increased $624,000 or 0.49% to $126.8 million at June 30, 2005 from $126.2 million at December 31, 2004. Cash and cash equivalents decreased $5.6 million or 46.78% during the quarter. Total net loans outstanding grew by $5.1 million or 5.17% from $98.8 million as of December 31, 2004 to $139.3 million as of June 30, 2005. The majority of this loan growth is secured by commercial real estate ($3.8 million or 74.50%).

Total liabilities increased $483,000 or 0.47% to $103.7 million at June 30, 2005 from $103.3 million at December 31, 2004. During the quarter, balances in the demand deposit accounts, savings accounts, including money market and NOW accounts, and time deposits increased by an aggregate total of $898,000 or 1.04% to $87.3 million at June 30, 2005.

Total equity increased from $22.8 million at December 31, 2004 to $22.9 million at June 30, 2005, representing an increase of $100,000 or 0.31%. The equity contributed by the ESOP increased $70,000 from $64,000 at December 31, 2004 to $134,000 at June 30, 2005. Third Century paid year-to-date cash dividends of $132,500 from its net income of $201,000.

Comparison of Operating Results for the Three Months Ended June 30, 2005 and 2004

General. Net income for the quarter ended June 30, 2005 was $121,000 compared to net income of $254,000 for the quarter ended June 30, 2004. The decrease of $133,000 was primarily the result of increased salaries and employee benefits and other expenses. Salaries and employee benefits increased $169,000 from $537,000 for the quarter ended June 30, 2004 to $706,000 for the quarter ended June 30, 2005, or 31.47%. Other expenses increased $132,000 from $159,000 for the quarter ended June 30, 2004 to $291,000 for the quarter ended June 30, 2005.

The officer and employee salaries increased approximately $55,000, or 13.59%, from $408,000 at June 30, 2004 to $463,000 at June 30, 2005. The increase was due to the addition of a Compliance Officer and a Staff Accountant in response to the additional regulatory burden placed upon public companies. In addition, the contributions paid to the employee pension plan increased $42,000 or 165.05%. Also, in July 2004, the Bank recorded the monthly release of shares from its ESOP trust, which resulted in expense of approximately $37,000 for the quarter ended June 30, 2005.

As of May 1, 2005, the Bank froze the multi-employer defined benefit pension plan as a cost-control measure for the future. No additional liability was incurred as a result of this action.

The increase in other expenses will be discussed in more detail under the heading of “Other Expense.”

Interest Income. Interest income for the quarter ended June 30, 2005 was $1.7 million compared to $1.5 million for the quarter ended June 30, 2004. The change between these reporting periods was an increase of $236,000, which consisted primarily of an increase in loan interest income by $125,000. Investment income increased by $80,000 and interest income on interest-bearing deposits increased $31,000 during the quarter. Average interest-bearing assets for the quarter ended June 30, 2005 was $123.0 million, which represented an increase of $18.8 million or 18.01%, from the quarter ended June 30, 2004. The yield on those assets decreased from 5.67% at June 30, 2004 to 5.57% at June 30, 2005. The yield declined because average investments, which yielded 3.25% at June 30, 2005, as a percent of total average assets increased from 0.01% for the three months ended June 30, 2004 to 0.08% for the three months ended June 30, 2005. Investments as a percentage of total assets grew faster than average loans outstanding, which yielded 6.14% at June 30, 2005, as a percent of total average assets, which declined from 91.19% for the three months ended June 30, 2004 to 82.98% for the three months ended June 30, 2005. The average yield on loans increased by 7 basis points, the average yield on interest-bearing deposits increased by 95 basis points and the average yield on investments increased 179 basis points. The average balances for loans increased $7.0 million to $102.0 million, the average balances for interest-bearing deposits increased $2.1 million to $9.4 million and the average balances for investments increased $9.3 million to $10.1 million at June 30, 2005.

Interest Expense. Interest expense for the quarter ended June 30, 2005 was $525,000 compared to $461,000 for the quarter ended June 30, 2004, an increase of $64,000 or 13.88%. Average interest-bearing liabilities increased to $94.6 million at June 30, 2005 from $93.1 million at June 30, 2004, with the average interest rate increasing from 1.98% at June 30, 2004 to 2.22% at June 30, 2005.

Net Interest Income. Net interest income of $1.2 million for the quarter ended June 30, 2005 reflects an increase of $172,000 or 16.96% from the net interest income for the quarter ended June 30, 2004.

Provision for Loan Losses. Mutual Savings Bank recorded a negative provision for loan losses of $20,000 during the quarter ended June 30, 2005, while a $12,000 provision was made during the quarter ended June 30, 2004. In evaluating the adequacy of loan loss allowances, management considers factors such as delinquency trends, portfolio composition, past loss experience and other factors such as general economic conditions. During the past year, Mutual Savings Bank’s level of nonperforming assets decreased from $325,000 at June 30, 2004, to $100,000 at June 30, 2005, and the percentage of nonperforming assets to total assets decreased from 0.27% to 0.08% for the same respective time periods. For the quarter ended June 30, 2005, Mutual Savings Bank charged off loans net of recoveries of $3,616 which represents a decrease of $34,783 from the quarter ended June 30, 2004.

Other Income. Total other income was $184,000 for the quarter ended June 30, 2005 and $293,000 for the quarter ended June 30, 2004, which represented a decrease of $109,000 or 37.20% between the reporting periods. The decline of $65,000 in net gains on loan sales from $92,000 at the quarter ended June 30, 2004 to $27,000 at the quarter ended June 30, 2005, was due to the reduction in loans sold during the comparative reporting periods. In the second quarter of 2004, Mutual Savings Bank sold $1.8 million of loans to the secondary market as compared to $711,000 in the second quarter of 2005.

Other Expense. Total other expense for the quarter ended June 30, 2005 was $1.2 million compared to $904,000 for the same period last year, an increase of $285,000 or 31.53%. As previously explained, the salaries and employee benefits increased during this period by $169,000, or 31.47%. Professional service fees paid to attorneys and accountants increased $55,000, or 262.05%, due to creation of Third Century Bancorp as a public company. Also, the Bank recorded a gain on the sale of a foreclosed commercial real estate property in June 2004 compared to a loss on the sale of a foreclosed one-to-four-family mortgage in June 2005. The net difference between these two events resulted in increased expense of $37,000.

Income Taxes. Mutual Savings Bank recognized income tax expense of $80,000 for the quarter ended June 30, 2005, as compared to $137,000 for the quarter ended June 30, 2004, which represents an increase in the effective tax rate from 35.04% at June 30, 2004 to 39.80% at June 30, 2005.

Comparison of Operating Results for the Six Months Ended June 30, 2005 and 2004

General. Net income for the six months ended June 30, 2005 was $201,000 compared to net income of $372,000 for the six months ended June 30, 2004. The decrease of $171,000 was primarily the result of increased salaries and employee benefits. This category increased $358,000 from $1.1 million for the six months ended June 30, 2004 to $1.5 million for the six months ended June 30, 2005, or 32.60%.

Officer and employee salaries increased approximately $135,000, or 16.60%, from $816,000 at June 30, 2004 to $951,000 at June 30, 2005. The increase was due to the addition of a Compliance Officer and a Staff Accountant in response to the additional regulatory burden placed upon public companies. In addition, the contributions paid to the employee pension plan increased $83,000 or 163.03%. Also, in July 2004, the Bank recorded the monthly release of shares from its ESOP trust, which resulted in expense of approximately $76,000 for the six months ended June 30, 2005.

As of May 1, 2005, the Bank froze the multi-employer defined benefit pension plan as a cost-control measure for the future. No additional liability was incurred as a result of this action.

Interest Income. Interest income for the six months ended June 30, 2005 was $3.4 million compared to $3.0 million for the six months ended June 30, 2004. The change between these reporting periods was an increase of $402,000, which consisted primarily of an increase in loan interest income by $198,000. Investment income increased by $140,000, and interest income on interest-bearing deposits increased $69,000 during the six months ended June 30, 2005, as compared to the six months ended June 30, 2004. Average interest-bearing assets for the six months ended June 30, 2005 was $122.8 million, which represented an increase of $20.2 million, or 19.67%, from the six months ended June 30, 2004. The yield on those assets decreased from 5.75% at June 30, 2004 to 5.46% at June 30, 2005. The yield declined because average investments, which yielded 2.91% at June 30, 2005, as a percent of total average assets increased from 0.01% for the three [six?] months ended June 30, 2004 to 0.08% for the six months ended June 30, 2005. Investments as a percentage of total assets grew faster than average loans outstanding, which yielded 6.11% at June 30, 2005, as a percent of total average assets, which declined from 92.95% for the six months ended June 30, 2004 to 82.31% for the six months ended June 30, 2005. The average yield on loans increased by 5 basis points, the average yield on interest-bearing deposits increased by 71 basis points and the average yield on investments increased 157 basis points. The average balances for loans increased $5.7 million to $101.0 million, the average balances for interest-bearing deposits increased $4.8 million to $10.3 million and the average balances for investments increased $9.2 million to $10.0 million at June 30, 2005.

Interest Expense. Interest expense for the six months ended June 30, 2005 was $998,000 compared to $927,000 for the six months ended June 30, 2004, an increase of $71,000 or 7.66%. Average interest-bearing liabilities increased to $94.7 million at June 30, 2005 from $93.4 million at June 30, 2004, with the average interest rate increasing from 1.99% at June 30, 2004 to 2.11% at June 30, 2005.

Net Interest Income. Net interest income of $2.4 million for the six months ended June 30, 2005 reflects an increase of $331,000 or 16.36% from the net interest income for the six months ended June 30, 2004.

Provision for Loan Losses. Mutual Savings Bank recorded a negative provision for loan losses of $20,000 during the six months ended June 30, 2005, while a $24,000 provision was made during the six months ended June 30, 2004. In evaluating the adequacy of loan loss allowances, management considers factors such as delinquency trends, portfolio composition, past loss experience and other factors such as general economic conditions. During the past year, Mutual Savings Bank’s level of nonperforming assets decreased from $325,000 at June 30, 2004, to $100,000 at June 30, 2005, and the percentage of nonperforming assets to total assets decreased from 0.27% to 0.08% for the same respective time periods. For the six months ended June 30, 2005, Mutual Savings Bank charged off loans net of recoveries of $13,903 which represents a decrease of $57,896 from the six months ended June 30, 2004.

Other Income. Total other income was $352,000 for the six months ended June 30, 2005 and $494,000 for the six months ended June 30, 2004, which represented a decrease of $142,000 or 28.74% between the reporting periods. The decline of $96,000 in net gains on loan sales from $138,000 at June 30, 2004 to $42,000 at June 30, 2005, was due to the reduction in loans sold during the comparative reporting periods. During the first six months of 2004, Mutual Savings Bank sold $5.1 million of loans to the secondary market as compared to $1.4 million during the first six months of 2005.

Other Expense. Other expense for the six months ended June 30, 2005 was $2.4 million compared to $1.9 million for the same period last year, an increase of $515,000 or 27.42%. As previously explained, the salaries and employee benefits increased during this period by $358,000, or 32.60%. Professional service fees paid to attorneys and accountants increased $60,000, or 147.72%, due to creation of Third Century Bancorp as a public company. Also, the Bank recorded a gain on the sale of a foreclosed commercial real estate property in June 2004 compared to a loss on the sale of a foreclosed one-to-four-family mortgage in June 2005. The net difference between these two events resulted in increased expense of $37,000.

Income Taxes. Mutual Savings Bank recognized income tax expense of $132,000 for the six months ended June 30, 2005, as compared to $243,000 for the six months ended June 30, 2004, which represents an increase in the effective tax rate from 39.51% at June 30, 2004 to 39.64% at June 30, 2005.

Other

The Securities and Exchange Commission maintains a Web site that contains reports, proxy information statements, and other information regarding registrants that file electronically with the Commission, including Third Century. The address is http://www.sec.gov.

Item 3. Controls and Procedures

A. Evaluation of disclosure controls and procedures. Third Century’s chief executive officer and chief financial officer, after evaluating the effectiveness of Third Century’s disclosure controls and procedures (as defined in Sections 13a-15(e) and 15d-15(e) of regulations promulgated under the Securities Exchange Act of 1934, as amended), as of the end of the most recent fiscal quarter covered by this quarterly report (the “Evaluation Date”), have concluded that as of the Evaluation Date, Third Century’s disclosure controls and procedures were adequate and are designed to ensure that material information relating to Third Century would be made known to such officers by others within Third Century on a timely basis.

B. Changes in internal controls. There were no significant changes in Third Century’s internal control over financial reporting identified in connection with Third Century’s evaluation of controls that occurred during Third Century’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, Third Century’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Third Century, from time to time, is a party to routine litigation, which arises in the normal course of business, such as claims to enforce liens, condemnation proceedings on properties in which Mutual Savings Bank holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the business of Third Century. There were no lawsuits pending or known to be contemplated against Third Century at June 30, 2005 that would have a material effect on Third Century’s operations or income.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

On July 20, 2005, Third Century Bancorp held its annual meeting of shareholders. There were present at the meeting in person or by proxy the holders of 1,637,861 votes. At the annual meeting, the following matters were submitted to a vote of security holders:

(a) Election of Directors. The following persons were elected as members of the Board of Directors, for the terms set forth below:

	Term Expires	Votes For	Votes Withheld
David A. Coffey	2006	1,350,080	287,781
Robert L. Ellett	2008	1,462,580	175,281
Robert D. Heuchan	2007	1,356,580	281,281
Jerry D. Petro	2006	1,458,780	179,081
Robert D. Schafstall	2008	1,355,280	282,581

(b) Third Century Bancorp Stock Option Plan. The shareholders approved and ratified the Third Century Bancorp Stock Option Plan submitted to them for approval by the following vote:

Votes For	Votes Against	Votes Withheld	Broker Non Votes
1,015,237	248,578	14,469	359,577

(c) Mutual Savings Bank Recognition and Retention Plan and Trust. The shareholders approved and ratified the Mutual Savings Bank Recognition and Retention Plan and Trust submitted to them for approval by the following vote:

Votes For	Votes Against	Votes Withheld	Broker Non Votes
994,656	240,856	42,769	359,580

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits filed as part of this Form 10-QSB are listed in the Exhibit Index, which is incorporated by this reference.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THIRD CENTURY BANCORP

Date: August 12, 2005	By:	/s/ Robert D. Heuchan
Robert D. Heuchan President and Chief Executive Officer

	By:	/s/ Debra K. Harlow
Debra K. Harlow Chief Financial Officer

Exhibit Index

Exhibit No.	Description

31.1	Rule 13a-14(a) Certification of Robert D. Heuchan, President and Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Debra K. Harlow, Vice President and Chief Financial Officer
32.1	Section 1350 Certification of Robert D. Heuchan
32.2	Section 1350 Certification of Debra K. Harlow

E-1