Form 10QSB
period 2005-09-30
THIRD CENTURY BANCORP
filed 2005-11-14
CIK 1282847

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______

Commission file number:   000-50828

THIRD CENTURY BANCORP
(Exact name of small business issuer as specified in its charter)

Indiana	20-0857725
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

80 East Jefferson Street
Franklin, Indiana 46131
(Address of principal executive offices)

(317) 736-7151
(Issuer’s telephone number)

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: October 31, 2005 - 1,653,125 common shares

Transitional Small Business Disclosure Format (Check one):  Yes [   ]         No [X]

THIRD CENTURY BANCORP
FORM 10-QSB

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

THIRD CENTURY BANCORP
Consolidated Condensed Balance Sheets

	As of
	September 30, 2005 (Unaudited)	As of December 31, 2004
Assets	(in thousands)
Cash and due from banks	$514	$734
Interest-bearing demand deposits	5,445	11,323
Cash and cash equivalents	5,959	12,057
Interest-bearing time deposits	200	200
Held to maturity securities	10,272	10,455
Loans, net of allowance for loan losses of $939 and $1,012	103,520	98,822
Premises and equipment	2,750	2,136
Federal Home Loan Bank stock	1,041	1,019
Interest receivable	620	483
Other assets	1,131	991
Total assets	$125,493	$126,163

Liabilities
Deposits
Demand	$9,042	$11,164
Savings, NOW and money market	40,737	39,672
Time	34,668	35,572
Total deposits	84,447	86,408
Federal Home Loan Bank Advances	17,500	16,500
Other liabilities	667	358
Total liabilities	102,614	103,266

Commitments and Contingencies
Equity Contributed by ESOP	169	64

Stockholders' Equity
Preferred stock, without par value, authorized and unissued 2,000,000 shares		-
Common stock, without par value
Authorized - 20,000,000 shares
Issued and outstanding - 1,653,125 shares	14,290	14,290
Unearned RRP shares	(283)	-
Retained earnings	8,703	8,543
Total stockholders' equity	22,710	22,833
Total liabilities and stockholders’ equity	$125,493	$126,163

See notes to consolidated condensed financial statements.

THIRD CENTURY BANCORP
Consolidated Condensed Statements of Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in thousands, except share data)
Interest income
Loans receivable	$1,615	$1,437	$4,702	$4,333
Investment securities	103	18	248	22
Federal Home Loan Bank stock	11	11	31	37
Interest-bearing deposits	32	47	132	79
Total interest income	1,761	1,513	5,113	4,471

Interest expense
Deposits	396	291	1,071	865
Federal Home Loan Bank advances	167	176	490	530
Total interest expense	563	467	1,561	1,395

Net interest income	1,198	1,046	3,552	3,076
Provision for loan losses	-	12	(20)	36
Net interest income after provision for loan losses	1,198	1,034	3,572	3,040

Other income
Service charges on deposit accounts	57	56	155	164
Other service charges and fees	63	49	192	153
Net gains on loan sales	22	36	64	174
Other income	73	49	136	186
Total other income	215	190	547	677

Other expenses
Salaries and employee benefits	734	590	2,190	1,688
Net occupancy and equipment expenses	116	110	340	331
Data processing fees	88	103	287	303
Professional Services	9	20	110	61
ATM Expense	30	16	82	48
Other expenses	189	160	530	446
Total other expenses	1,166	999	3,539	2,877

Income before income tax	247	225	580	840
Income tax expense	102	91	234	335

Net income	$145	$134	$346	$505

Weighted average common shares - basic	1,518	1,522	1,525	n/a
Weighted average common shares- diluted	1,519	1,522	1,525	n/a
Earnings per share - basic	$0.10	$0.09	$0.23	n/a
Earnings per share - diluted	$0.10	$0.09	$0.23	n/a

See notes to consolidated condensed financial statements.

THIRD CENTURY BANCORP
Consolidated Condensed Statement of Stockholders’ Equity
(Unaudited)
(Dollar amounts in thousands)

	Common Stock
	Shares		Unearned	Retained
	Outstanding	Amount	RRP shares	Earnings	Total
Balances, January 1, 2005	1,653,125	$14,290	$-	$8,543	$22,833
Net and comprehensive income		-	-	346	346
Contributions to RRP			(328)		(328)
Amortization of RRP			45		45
Dividends paid ($.12 per share outstanding)		-	-	(186)	(186)
Balances, September 30, 2005	1,653,125	$14,290	$(283)	$8,703	$22,710

See notes to consolidated condensed financial statements.

THIRD CENTURY BANCORP
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2005	2004
	(in thousands)
Operating Activities
Net income	$346	$505
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	(20)	36
Depreciation	138	137
Investment securities (accretion) amortization, net	(17)	(11)
Gain on sale of loans	(64)	(174)
Loans originated for sale in the secondary market	(1,661)	(6,646)
Proceeds from sale of loans in the secondary market	1,725	6,820
FHLB stock dividend	-	(34)
RRP compensation expense	45	-
ESOP compensation expense	104	-
Net change in
Interest receivable	(137)	(39)
Other assets	(140)	(106)
Other liabilities	310	212
Net cash provided (used) by operating activities	629	700

Investing Activities
Purchases of FHLB stock	(22)	-
Purchases of securities held to maturity	(8,256)	(6,977)
Proceeds from maturities of securities held to maturity	8,456	1,985
Purchase of interest-bearing time deposits	(200)	(200)
Proceeds from maturities of interest-bearing time deposits	200	-
Net changes in loans	(4,678)	336
Purchases of premises and equipment	(751)	(160)
Net cash provided (used) by investing activities	(5,251)	(5,016)

Financing Activities
Net change in
Demand and savings deposits	(1,057)	3,155
Certificate of deposits	(905)	(516)
Paid cash dividend on Common Stock	(186)	-
Purchase of ESOP shares	-	(1,467)
Purchase of RRP shares	(328)	-
Net proceeds from stock conversion	-	15,741
Proceeds from FHLB advances	2,000	1,500
Payments on FHLB advances	(1,000)	(4,000)
Net cash provided (used) by financing activities	(1,476)	14,413

Net Change in Cash and Equivalents	(6,098)	10,097

Cash and Cash Equivalents, Beginning of Period	12,057	4,739

Cash and Cash Equivalents, End of Period	$5,959	$14,836
Additional Cash Flows Information
Interest paid	$1,536	$1,401
Income tax paid (net of refunds)	$113	$258

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

Note 1: Basis of Presentation

The accompanying unaudited consolidated condensed financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Mutual Savings Bank for the fiscal year ended December 31, 2004 included in Third Century’s Annual Report filed as an attachment to its 10-KSB. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair representation of the financial statements have been included. The results of operations for the nine-month period ended September 30, 2005, are not necessarily indicative of the results which may be expected for the entire year.

The consolidated condensed balance sheet of Third Century as of December 31, 2004 has been derived from the audited consolidated balance sheet of Third Century as of that date.

Stock Compensation. Employee compensation expense under stock options is reported using the intrinsic value method. Stock-based compensation cost for options granted employees with an exercise price less than the market price of the underlying common stock at the date of the grant if material, is reflected in net income. No stock-based compensation cost for options granted employees and directors with an exercise price equal to or greater than the market price of the underlying common stock at the date of grant is reflected in net income.

The following table illustrates the effect on net income and earnings per share if expense was measured for options granted using the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation. Amounts are in thousands, except for per share data.

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005

Net income as reported	$145	$346
Deduct: Stock-based compensation expense determined under fair value based method	(571)	(571)
Pro forma net loss	$(426)	$(225)

Basic earnings per share as reported	$.10	$.23
Pro forma basic earnings per share	$(.28)	$(.15)
Diluted earnings per share as reported	$.10	$.23
Pro forma diluted earnings per share	$(.28)	$(.15)

The pro forma effects are computed using option pricing models, using the following weighted-average assumptions as of grant date for grants issued during the nine month period ended September 30, 2005:

2005
Risk-free interest rate	4.17%
Expected option life	10 years
Expected stock price volatility	25.10%
Dividend yield	1.27%

Note 2: Principles of Consolidation

The consolidated financial statements include the accounts of Third Century, Mutual Savings Bank and Financial. All significant intercompany balances and transactions have been eliminated in the accompanying consolidated financial statements.

Note 3: Earnings Per Share

Earnings per share is computed based upon the weighted average common shares outstanding during the period subsequent to Mutual Savings Bank’s conversion to a stock savings bank on June 29, 2004. Net income per share for the periods prior to the conversion is not meaningful. Unearned ESOP shares and unearned RRP shares are not considered outstanding for the earnings per share calculation. The following table presents the factors used in the earnings per share computation for the three and nine months ending September 30, 2005 and September 30, 2004:

	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
	2005	2004	2005	2004
Basic:
Net income	$145	$134	$346		$505

Weighted average common shares outstanding	1,518	1,522	1,525		n/a

Basic earnings per common share	$0.10	$0.09	$0.23	$	n/a

Diluted:
Net Income	$145	$134	$346		$505

Weighted average common shares outstanding	1,518	1,522	1,525		n/a
Add: Dilutive effects of assumed exercises of stock options	1	-	-		-

Average shares and dilutive potential common shares	1,519	1,522	1,525		n/a

Diluted earnings per common share	$0.10	$0.09	$0.23	$	n/a

Note 4: Effect of Recent Accounting Pronouncements

In June, 2005 the FASB Board decided not to provide additional guidance on the meaning of other-than-temporary impairment, but directed the FASB staff to issue a staff position (FSP) which is retitled FSP 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The final FSP supersedes EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, and EITF Topic No. D-44, Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value. FSP 115-1 replaced guidance in EITF 03-1 on loss recognition with references to existing other-than-temporary impairment guidance, such as SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. FSP 115-1 clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other than temporary, even if a decision to sell has not been made.

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

Note 5. Employee Stock Option Plan and Recognition and Retention Plan and Trust

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

Note 6. Stock Option Plan

Pursuant to the Plan, options may be issued which are defined as incentive stock options or as non-qualified stock options. Incentive stock options are intended to qualify under the provisions of Internal Revenue Code Section 422 (“IRC”), which include, among other things, a requirement that the option price is not less than the fair value of the shares as of the date of grant. Non-qualified stock options are those that do not meet the requirements of the provisions of the IRC, and, accordingly, may contain terms that are different from those in place for incentive stock options. The Plan is currently accounted for in accordance with Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, although SFAS 123R, which will be effective for Third Century as of January 1, 2006, eliminates the ability to account for share-based compensation transactions using APB No. 25. As of January 1, 2006, SFAS 123R will apply to all awards granted thereafter and to awards modified, repurchased, or cancelled after that date.

During the third quarter of 2005, Third Century awarded 146,300 options to employees and non-employee directors at an exercise price of $13.10 which equaled the market price for the stock as of the date of the grant. These options were immediately vested.

A summary of the activity in the Plan for the nine month period ended September 30, 2005 is as follows:

	2005
	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	-	$-
Granted	146,300	13.10
Exercised	-	-
Forfeited	-	-

Outstanding at end of period	146,300	$13.10

Options exercisable at end of period	146,300	$13.10

Weighted average fair value of options granted during year	$4.76

Note 7. Construction of Franklin Central Branch

In August 2005, Mutual Savings Bank closed on the purchase of land in Franklin Township, which is located in southeastern Marion County, for $407,550. Construction of a new branch, to be known as the Franklin Central Branch, is scheduled to begin in the fourth quarter of 2005. The board of Mutual Savings Bank has awarded a contract to Waugh Company for the construction of the Franklin Central Branch in southeast Marion County. In addition, the Bank has entered into contracts with Diebold, Inc., a vendor who provides ATM, vault and teller equipment, and PrinceAlexander, an architectural firm, to perform work for and provide services to the Franklin Central Branch project. These contracts represent estimated construction costs to the Bank as follows:

Land acquisition	$407,550
Waugh & Company	$766,322
Diebold, Inc.	$92,179
PrinceAlexander	$67,688
Total	$1,333,739

Item 2.  Management’s Discussion and Analysis or Plan of Operation

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

Comparison of Financial Condition at September 30, 2005 and December 31, 2004

Total assets decreased $670,000 or 0.53% to $125.5 million at September 30, 2005 from $126.2 million at December 31, 2004. Cash and cash equivalents decreased $6.1 million or 50.58% during the quarter. Total net loans outstanding grew by $4.7 million or 4.75% from $98.8 million as of December 31, 2004 to $103.5 million as of September 30, 2005. The majority of this loan growth is secured by commercial real estate ($2.3 million or 48.92%). In addition, Mutual Savings Bank wired $900,000 to the trustee of its Recognition and Retention Plan and Trust (RRP). These funds will be used toward the purchase of the 66,125 shares approved by the shareholders at the annual meeting on July 20, 2005. As of September 30, 2005, the trustee had purchased 24,900 shares for $327,680.

Total liabilities decreased $652,000 or 0.63% to $102.6 million at September 30, 2005 from $103.3 million at December 31, 2004. During the year, balances in the demand deposit accounts, savings accounts, including money market and NOW accounts, and time deposits decreased by an aggregate total of $2.0 million or 2.27% to $84.4 million at September 30, 2005.

Since December 31, 2004, balances in the demand deposit accounts declined $2.1 million or 19.01% and outstanding advances from Federal Home Loan Bank of Indianapolis (FHLBI) increased $1.0 million or 6.06%. The decline in demand deposit accounts was due to a withdrawal by a business customer, in the normal course of its business, in January of approximately $2.0 million, previously on deposit as of December 31, 2004, from its non-interest-bearing checking account. The increase in advances from FHLBI was due to a short-term cash-flow need at the end of August due to loan disbursements in excess of loan payments received, the wire to the RRP trustee and a decline in total deposits.

Total equity decreased from $22.8 million at December 31, 2004 to $22.7 million at September 30, 2005, representing a decrease of $123,000 or 0.54%. The equity contributed by the ESOP increased $105,000 from $64,000 at December 31, 2004 to $169,000 at September 30, 2005. Third Century paid year-to-date cash dividends of $186,000 from its net income of $346,000.

Comparison of Operating Results for the Three Months Ended September 30, 2005 and 2004

General. Net income for the quarter ended September 30, 2005 was $145,000 compared to net income of $134,000 for the quarter ended September 30, 2004. Net interest income and other income increased in aggregate by $177,000 while other expenses increased by $167,000. See the following subsections for further discussion of these changes.

Interest Income. Interest income for the quarter ended September 30, 2005 was $1.8 million compared to $1.5 million for the quarter ended September 30, 2004. The change between these reporting periods was an increase of $248,000, which consisted primarily of an increase in loan interest income by $178,000. Additionally, investment income increased by $85,000, or 472.22%, from $18,000 at September 30, 2004 to $103,000 at September 30, 2005. Average interest-bearing assets for the quarter ended September 30, 2005 was $123.8 million, which represented an increase of $10.4 million or 9.15%, from the quarter ended September 30, 2004. The yield on those assets increased from 5.34% at September 30, 2004 to 5.69% at September 30, 2005. The average yield on loans increased by 17 basis points and the average yield on investments increased 192 basis points. The average balances for loans increased $9.0 million to $105.0 million and the average balances for investments increased $7.4 million to $11.6 million at September 30, 2005.

Interest Expense. Interest expense for the quarter ended September 30, 2005 was $563,000 compared to $467,000 for the quarter ended September 30, 2004, an increase of $96,000 or 20.56%. Average interest-bearing liabilities increased to $95.2 million at September 30, 2005 from $90.2 million at September 30, 2004, with the average interest rate increasing from 2.07% at September 30, 2004 to 2.37% at September 30, 2005.

Net Interest Income. Net interest income of $1.2 million for the quarter ended September 30, 2005 reflects an increase of $152,000 or 14.53% from the net interest income for the quarter ended September 30, 2004.

Provision for Loan Losses. Mutual Savings Bank recorded no provision for loan losses during the quarter ended September 30, 2005, while a $12,000 provision was made during the quarter ended September 30, 2004. In evaluating the adequacy of loan loss allowances, management considers factors such as delinquency trends, portfolio composition, past loss experience and other factors such as general economic conditions. During the past year, Mutual Savings Bank’s level of nonperforming assets increased from $25,000 at September 30, 2004, to $85,000 at September 30, 2005, and the percentage of nonperforming assets to total assets increased from 0.02% to 0.07% for the same respective time periods. For the quarter ended September 30, 2005, Mutual Savings Bank charged off loans net of recoveries of $39,468 which represents an increase of $34,897 from the quarter ended September 30, 2004. These losses were previously provided for and therefore required no further adjustment.

Other Income. Total other income was $215,000 for the quarter ended September 30, 2005 and $190,000 for the quarter ended September 30, 2004, which represented an increase of $25,000 or 13.16% between the reporting periods. The income category “other income” increased $24,000 or 48.98% from $49,000 at September 30, 2004 to $73,000 at September 30, 2005. Within this category, income contributed from fiduciary services increased by $29,000 during the third quarter of 2005 due to collection of fees on an estate settlement in process.

Other Expense. Total other expense for the quarter ended September 30, 2005 was $1.2 million compared to $999,000 for the same period last year, an increase of $167,000 or 16.72%. Salaries and employee benefits increased $144,000, or 24.41%, from $590,000 at September 30, 2004 to $734,000 at September 30, 2005. Officer and employee salaries increased approximately $56,000, or 11.59%, from $414,000 at September 30, 2004 to $470,000 at September 30, 2005. The increase was due to merit pay increases awarded in December 2004 effective January 1, 2005 and additions to staff. In addition, Mutual Savings Bank started to expense the earned shares of its RRP during the third quarter of 2005. As of September 30, 2005, the Bank recognized $45,000 of RRP expense.

Income Taxes. Mutual Savings Bank recognized income tax expense of $102,000 for the quarter ended September 30, 2005, as compared to $91,000 for the quarter ended September 30, 2004, which represents an increase in the effective tax rate from 40.44% at September 30, 2004 to 41.30% at September 30, 2005.

Comparison of Operating Results for the Nine Months Ended September 30, 2005 and 2004

General. Net income for the nine months ended September 30, 2005 was $346,000 compared to net income of $505,000 for the nine months ended September 30, 2004. The decrease of $159,000 was primarily the result of increased salaries and employee benefits. This category increased $502,000 from $1.7 million for the nine months ended September 30, 2004 to $2.2 million for the nine months ended September 30, 2005, or 29.74%.

The pension plan expense increased $87,000, or 114.57% from $77,000 at September 30, 2004 to $164,000 at September 30, 2005. The increasing cost of the defined benefit plan was a contributing factor in the Board’s decision to freeze the Bank’s plan as of May 1, 2005. The ESOP expense for the Bank increased $80,000, or 262.26% from $31,000 at September 30, 2004 to $111,000 at September 30, 2005. The officer and employee salaries increased approximately $190,000, or 10.85%, from $1.2 million at September 30, 2004 to $1.4 million at September 30, 2005. The increase was due to merit pay increases awarded in December 2004 effective January 1, 2005 and additions to staff. In addition, Mutual Savings Bank started to expense the earned shares of its RRP during the third quarter of 2005. As of September 30, 2005, the Bank recognized $45,000 of RRP expense.

Interest Income. Interest income for the nine months ended September 30, 2005 was $5.1 million compared to $4.5 million for the nine months ended September 30, 2004. The change between these reporting periods was an increase of $642,000, which consisted primarily of an increase in loan interest income by $369,000. Additionally, investment income increased by $226,000, or 1,027.27%, from $22,000 at September 30, 2004 to $248,000 at September 30, 2005. Average interest-bearing assets for the nine months ended September 30, 2005 was $122.3 million, which represented an increase of $16.1 million, or 15.12%, from the nine months ended September 30, 2004. The yield on those assets decreased from 5.61% at September 30, 2004 to 5.58% at September 30, 2005. The yield declined because average investments, which yielded 3.14% at September 30, 2005, as a percent of total average assets increased from 0.02% for the nine months ended September 30, 2004 to 0.09% for the nine months ended September 30, 2005. Investments as a percentage of total assets grew faster than average loans outstanding, which yielded 6.12% at September 30, 2005, as a percent of total average assets, which declined from 90.00% for the nine months ended September 30, 2004 to 83.79% for the nine months ended September 30, 2005. The average yield on loans increased by 8 basis points and the average yield on investments increased 159 basis points. The average balances for loans increased $6.9 million to $102.4 million and the average balances for investments increased $8.6 million to $10.5 million at September 30, 2005.

Interest Expense. Interest expense for the nine months ended September 30, 2005 was $1.6 million compared to $1.4 million for the nine months ended September 30, 2004, an increase of $166,000 or 11.90%. Average interest-bearing liabilities increased to $94.4 million at September 30, 2005 from $91.9 million at September 30, 2004, with the average interest rate increasing from 2.02% at September 30, 2004 to 2.20% at September 30, 2005.

Net Interest Income. Net interest income of $3.6 million for the nine months ended September 30, 2005 reflects an increase of $476,000 or 15.47% from the net interest income for the nine months ended September 30, 2004.

Provision for Loan Losses. Mutual Savings Bank recorded a negative provision for loan losses of $20,000 during the nine months ended September 30, 2005, while a $36,000 provision was made during the nine months ended September 30, 2004. In evaluating the adequacy of loan loss allowances, management considers factors such as delinquency trends, portfolio composition, past loss experience and other factors such as general economic conditions. During the past year, Mutual Savings Bank’s level of nonperforming assets increased from $25,000 at September 30, 2004, to $85,000 at September 30, 2005, and the percentage of nonperforming assets to total assets increased from 0.02% to 0.07% for the same respective time periods. For the nine months ended September 30, 2005, Mutual Savings Bank charged off loans net of recoveries of $53,371 which represents a decrease of $13,857 from the nine months ended September 30, 2004.

Other Income. Total other income was $547,000 for the nine months ended September 30, 2005 and $677,000 for the nine months ended September 30, 2004, which represented a decrease of $130,000 or 19.20% between the reporting periods. The decline of $110,000 in net gains on loan sales from $174,000 at September 30, 2004 to $64,000 at September 30, 2005, was due to the reduction in loans sold during the comparative reporting periods. During the first nine months of 2004, Mutual Savings Bank sold $6.6 million of loans to the secondary market as compared to $1.7 million during the first nine months of 2005.

Other Expense. Other expense for the nine months ended September 30, 2005 was $3.5 million compared to $2.9 million for the same period last year, an increase of $662,000 or 23.01%. As previously explained, the salaries and employee benefits increased during this period by $502,000, or 29.74%. Professional service fees increased $49,000, or 80.33%, from $61,000 at September 30, 2004 to $110,000 at September 30, 2005. Fees paid to attorneys for general services in the ordinary course of business increased from $3,000 to $80,000, or 2,611.11%, due primarily to the costs related to operating as a public company.

In addition, total ATM expense for the nine months ended September 30, 2005 was $82,000 compared to $48,000 for the same period last year, an increase of $34,000 or 70.83%. Mutual Savings Bank changed ATM service providers during the last quarter of 2004 in order to enhance its ATM processing system. These upgrades resulted in additional fees paid to the new service provider.

Income Taxes. Mutual Savings Bank recognized income tax expense of $234,000 for the nine months ended September 30, 2005, as compared to $335,000 for the nine months ended September 30, 2004, which represents an increase in the effective tax rate from 39.88% at September 30, 2004 to 40.34% at September 30, 2005.

Other

The Securities and Exchange Commission maintains a Web site that contains reports, proxy information statements, and other information regarding registrants that file electronically with the Commission, including Third Century. The address is http://www.sec.gov.

Item 3. Controls and Procedures

A. Evaluation of disclosure controls and procedures. Third Century’s chief executive officer and chief financial officer, after evaluating the effectiveness of Third Century’s disclosure controls and procedures (as defined in Sections 13a-15(e) and 15d-15(e) of regulations promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the most recent fiscal quarter covered by this quarterly report (the “Evaluation Date”), have concluded that as of the Evaluation Date, Third Century’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by Third Century in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

B. Changes in internal control over financial reporting. There were no changes in Third Century’s internal control over financial reporting identified in connection with Third Century’s evaluation of controls that occurred during Third Century’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, Third Century’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Third Century, from time to time, is a party to routine litigation, which arises in the normal course of business, such as claims to enforce liens, condemnation proceedings on properties in which Mutual Savings Bank holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the business of Third Century. There were no lawsuits pending or known to be contemplated against Third Century at September 30, 2005 that would have a material effect on Third Century’s operations or income.

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

THIRD CENTURY BANCORP

Date: November 14, 2005	By:	/s/ Robert D. Heuchan
Robert D. Heuchan President and Chief Executive Officer

	By:	/s/ Debra K. Harlow
Debra K. Harlow Chief Financial Officer

Exhibit Index

Exhibit No.	Description

31.1	Rule 13a-14(a) Certification of Robert D. Heuchan, President and Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Debra K. Harlow, Vice President and Chief Financial Officer
32.1	Section 1350 Certification of Robert D. Heuchan
32.2	Section 1350 Certification of Debra K. Harlow

E-1