Form 10KSB
period 2005-12-31
THIRD CENTURY BANCORP
filed 2006-03-28
CIK 1282847

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2005
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________________   to  ________________________

Commission File Number: 000-50828

THIRD CENTURY BANCORP
(Name of Small Business Issuer in its Charter)

Indiana	20-0857725
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

80 East Jefferson Street, Franklin, Indiana	46131
(Address of Principal Executive Office)	(Zip Code)

(317) 736-7151
(Issuer’s Telephone Number including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, no par value per share
(Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the Registrant was required to file reports) and (2) has been subject to such requirements for the past 90 days.     (1) YES ☑ . NO ☐.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. ☒ [Confirm]

The Registrant’s revenues for the fiscal year ended December 31, 2005 were $6.3 million.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐YES  ☒ NO

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

As of February 28, 2006, there were 1,653,125 shares issued and outstanding of the Registrant’s Common Stock. The aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of the Common Stock as of February 28, 2006 was $16,048,361 million.

DOCUMENTS INCORPORATED BY REFERENCE

1.           Proxy Statement for the 2006 Annual Meeting of Stockholders (Part III)
2.           2005 Annual Report (parts II and IV)

THIRD CENTURY BANCORP
FORM 10-KSB

PART I

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-KSB (“Form 10-KSB”) contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this Form 10-KSB and include statements regarding the intent, belief, outlook, estimates or expectations of Third Century Bancorp, its directors, or its officers primarily with respect to future events and the future financial performance of Third Century Bancorp. Readers of this Form 10-KSB are cautioned that any such forward-looking statements are not guarantees of future events or performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward-looking statements as a result of various factors. The accompanying information contained in this Form 10-KSB identifies important factors that could cause such differences. These factors include but are not limited to changes in interest rates; loss of deposits and loan demand to other savings and financial institutions; substantial changes in financial markets; changes in real estate values and the real estate market; regulatory changes; or unanticipated results in pending legal proceedings.

ITEM 1.     DESCRIPTION OF BUSINESS.

Third Century Bancorp (“Third Century” and, together with Mutual Savings Bank, the “Company” or “we”) was formed on March 15, 2004, as an Indiana corporation to be the holding company for Mutual Savings Bank (“Mutual” or the “Bank”). On June 29, 2004, Third Century acquired the common stock of Mutual upon the conversion of Mutual from a state mutual savings bank to a state stock savings bank.

Mutual was originally organized in 1890 as the Mutual Building and Loan Association. In 1994, Mutual became an Indiana savings bank and changed its name to “Mutual Savings Bank.” Mutual currently conducts its business from five offices in Johnson County, Indiana. Its main office and two other offices are in Franklin and it also has offices in Trafalgar and Nineveh. Mutual’s principal business consists of attracting deposits from the general public, originating long-term, fixed-rate loans secured primarily by first mortgage liens on one- to four-family real estate and other commercial and consumer loans. Its deposit accounts are insured up to applicable limits by the Savings Association Insurance Fund of the FDIC.

LENDING ACTIVITIES

Mutual has historically concentrated its lending activities on the origination of loans secured by first mortgage liens for the purchase, construction or refinancing of one- to four-family residential real property. One- to four-family residential mortgage loans continue to be the major focus of its loan origination activities, representing 51.53% of its total loan portfolio at December 31, 2005. Mutual also offers commercial real estate loans, commercial loans and consumer loans. Mortgage loans secured by commercial real estate totaled approximately 17.41% of Mutual’s total loan portfolio at December 31, 2005, while commercial loans totaled approximately 13.21%, and consumer loans totaled approximately 10.11% of its total loans at December 31, 2005. To a limited extent, Mutual also offers multi-family (0.29%) and construction loans (4.21%), which include both residential and commercial.

Under Indiana law, the total loans and extensions of credit by an Indiana-chartered savings bank to a borrower outstanding at one time and not fully secured may not exceed 15% of the bank’s capital and unimpaired surplus. At December 31, 2005, 15% of Mutual’s capital and unimpaired surplus was $2.2 million. An additional amount up to 10% of capital and unimpaired surplus may be loaned to the same borrower if such loan is fully secured by readily marketable collateral having a market value, as determined by reliable and continuously available price quotations, at least equal to the amount of such additional loans outstanding.

Back to Index

                 LOAN PORTFOLIO DATA. The following table sets forth the composition of Mutual’s loan portfolio by loan type and security type as of the dates indicated, including a reconciliation of gross loans receivable after consideration of the allowance for loan losses and loans in process.

	At December 31,
	2005		2004
	Amount	Percent of Total	Amount	Percent of Total
		(In Thousands)

TYPE OF LOAN
Real Estate Mortgage Loans:
Land	$1,385	3.24%	$1,368	1.37%
One-to-Four-Family	54,894	51.53	52,125	52.19
Multi-Family	314	0.29	338	0.34
Commercial	20,604	17.41	21,629	21.66
Construction	4,481	4.21	4,765	4.77
Consumer Loans:
Home Equity	4,175	3.92	3,813	3.82
Automobiles	3,801	3.57	3,876	3.88
Lines of Credit	2,036	1.91	3,563	3.57
Other	752	0.71	419	0.42
Commercial Loans	14,078	13.21	$7,982	7.98
Gross Loans Receivable	$106,520	100.00%	$99,878	100.00%

TYPE OF SECURITY
Land	$1,385	3.24%	$1,368	1.37%
One-to-four-family	54,894	51.53	52,125	52.19
Multi-family	314	0.29	338	0.34
Commercial Real Estate	20,604	17.41	21,629	21.66
Automobiles	3,801	3.57	3,876	3.88
Other Security	23,429	21.99	18,583	18.60
Unsecured	2,093	1.97	1,959	1.96
Gross Loans Receivable	106,520	100.00%	99,878	100.00%

DEDUCT:
Deferred Loan Fees	37		44
Allowance for Loan Losses	926		1,012
Net Loans Receivable	$105,557		$98,822

MORTGAGE LOANS:
Adjustable-Rate	$32,457		$27,955
Fixed-Rate	44,740		47,505
Total	$77,197		$75,460

The following table sets forth certain information at December 31, 2005, regarding the dollar amount of loans maturing in Mutual’s loan portfolio based on the contractual terms to maturity. Demand loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less. This schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses. Management expects prepayments will cause actual maturities to be shorter.

Back to Index

	Balance Outstanding at	Due During Years Ended December 31,
	December 31, 2005	2006	2007 to 2008	2009 to 2010	2011 to 2015	2016 to 2025	2026 and Following
	(In Thousands)
Real Estate Mortgage Loans:
Land	$1,385	$317	$108	$35	$269	$656	$--
One- to Four-Family	54,894	3,813	392	823	7,110	21,837	20,919
Multi-Family	314	1	--	--	63	250	--
Commercial	20,604	1,152	1,421	191	1,380	13,989	2,471
Construction	4,481	3,704	777	--	--	--	--

Consumer Loans:
Home Equity	4,175	129	219	251	2,632	944	--
Automobiles	3,801	67	1,097	2,356	281	--	--
Lines of Credit	2,036	2,036	--	--	--	--	--
Other	752	318	191	223	20		--
							--
Commercial Loans	14,078	3,662	2,946	1,734	2,474	2,345	917

Total	$106,520	$15,199	$7,151	$5,613	$14,229	$40,021	$24,307

The following table sets forth as of December 31, 2005, the dollar amount of all loans due after one year that have fixed interest rates or adjustable rates.

	Due After December 31, 2006
	Fixed Rates	Variable Rates	Total
	(In Thousands)
Real Estate Mortgage Loans:
Land	$760	$307	$1,067
One- to Four-Family	36,643	14,401	51,044
Multi-Family	--	313	313
Commercial	3,128	16,324	19,452
Construction	--	777	777

Consumer Loans:
Home Equity	--	4,046	4,046
Automobiles	3,735	--	3,735
Lines of Credit	--	--	--
Other	434	--	434

Commercial Loans	3,300	7,115	10,415

Total	$48,000	$43,283	$91,283

ONE- TO FOUR-FAMILY RESIDENTIAL LOANS.  Mutual’s primary lending activity consists of the origination of one- to four-family residential mortgage loans secured by property located in its primary market area. Mutual generally does not originate one- to four-family residential mortgage loans if the ratio of the loan amount to the lesser of the current cost or appraised value of the property exceeds 95%. Mutual generally requires private mortgage insurance on loans with a loan-to-value ratio in excess of 80%. The cost of such insurance is factored into the annual percentage rate on such loans. All properties also have title and, to the extent applicable, flood insurance.

Back to Index

Mutual also offers second mortgages on one- to four-family residential properties at a fixed rate. Second mortgages are generally written for up to 80% of the available equity (the appraised value of the property less any first mortgage amount).

Mutual’s current underwriting criteria for one- to four-family residential loans focus on the collateral securing the loan, income, debt-to-income ratio, stability of earnings and credit history of a potential borrower, in making credit decisions. Mutual also has incorporated uniform underwriting criteria based on Freddie Mac lending criteria, recognizing that the sale of mortgage loans has become an important tool in liquidity and interest rate risk management. In 2005, we partnered with a larger financial institution which enabled us to offer products and pricing to individuals seeking non-conventional loans (more than 80% financing) and first-time home buyers. These loans comply with the underwriting standards required by the other financial institution, which wholly owns the loan at closing. Mutual originates fixed-rate loans which provide for the payment of principal and interest over a period of up to 30 years.

In addition, Mutual offers loans that are fixed for the first one, three, five or seven years and then have an adjustable rate for subsequent years. The adjustable-rate mortgage loans that it originates provide for a maximum interest rate adjustment of 2% over a one-year period and a maximum adjustment of 5% over the life of the loan. Mutual’s residential adjustable-rate mortgages are amortized for terms up to 30 years. Although Mutual would generally prefer to originate mortgage loans that have adjustable rather than fixed interest rates, the current low-interest rate environment has reduced borrower demand for adjustable-rate mortgage loans. Mutual also offers fixed-rate second mortgages.

All of the fixed-rate loans that Mutual originates for sale are written to Freddie Mac standards or to the standards required by the financial institution with whom we have a contract to sell loans. Mutual generally sells any owner-occupied mortgages that are for terms of more than 12 years. It retains the servicing rights on the loans that it sells to Freddie Mac.

Adjustable-rate mortgage loans decrease the risk associated with changes in interest rates by periodically re-pricing, but involve other risks because, as interest rates increase, the underlying payments by the borrower also increase, thus increasing the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustment of the contractual interest rate is also limited by the maximum periodic and lifetime interest rate adjustment permitted by the loan documents, and, therefore, is potentially limited in effectiveness during periods of rapidly rising interest rates. Mutual retains all adjustable-rate mortgage loans that it originates and, at December 31, 2005, approximately 42.04% of its one- to four-family residential loans had adjustable rates of interest.

All of the one- to four-family residential mortgage loans that Mutual originates include “due-on-sale” clauses, which give it the right to declare a loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan is not repaid. However, Mutual occasionally permits assumptions of existing residential mortgage loans on a case-by-case basis.

At December 31, 2005, approximately $54.9 million, or 51.53% of Mutual’s portfolio of loans, consisted of one- to four-family residential loans. Approximately $181,000, or 0.33% of total one- to four-family residential loans, was included in non-performing loans as of that date.

COMMERCIAL REAL ESTATE LOANS. Our commercial real estate loans at December 31, 2005, were secured by churches, office buildings and other commercial properties ($20.6 million), and apartments consisting of five or more units ($314,000). Mutual typically originates commercial real estate loans with terms no greater than 20 years. Mutual generally requires a loan-to-value ratio of no more than 80% on commercial real estate loans. Mutual originates both fixed-rate and adjustable-rate commercial loans.

Back to Index

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

At December 31, 2005, approximately $20.6 million, or 17.41% of Mutual’s total loan portfolio, consisted of commercial real estate loans. On the same date, no commercial real estate loans were included in non-performing assets.

At December 31, 2005, approximately $314,000, or 0.29% of Mutual’s total loan portfolio, consisted of mortgage loans secured by multi-family dwellings. Multi-family residential real estate loans generally are secured by multi-family rental properties, such as walk-up apartments. At December 31, 2005, one multi-family loan for less than $1,000 was included in non-performing loans.

Multi-family loans, like commercial real estate loans, involve greater risk than do residential loans and carry larger loan balances. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties, and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family real estate typically depends upon the successful operation of the related real estate property. If the cash flow from the project is reduced, the borrower’s ability to repay the loan may be impaired. Also, the loans-to-one-borrower limitation limits Mutual’s ability to make loans to developers of apartment complexes and other multi-family units.

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

Mutual also offers construction loans to builders or developers who are on Mutual’s approved list for the construction of residential properties on a speculative basis (i.e., before the builder/developer obtains a commitment from a buyer), or for the construction of commercial or multi-family properties. In such cases, Mutual typically structures the loan as a short-term loan with a fixed interest rate, with interest payable quarterly. Construction loans to builders or developers typically have a higher interest rate than residential construction loans to individuals unless Mutual has the long-term commitment for financing. Mutual also offers construction loans to businesses and organizations for the purpose of constructing business-related facilities, including, but not limited to, the new construction and remodeling of small office buildings and church facilities. At December 31, 2005, approximately $3.0 million or 2.80% of Mutual’s total loan portfolio consisted of residential construction loans and $1.5 million or 1.41% of its total loan portfolio consisted of commercial construction loans. At December 31, 2005, there were no construction loans included in non-performing assets.

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

Back to Index

While providing Mutual with a comparable, and in some cases higher, yield than conventional mortgage loans, construction loans sometimes involve a higher level of risk. For example, if a project is not completed and the borrower defaults, Mutual may have to hire another contractor to complete the project at a higher cost. Also, a project may be completed, but may not be salable, resulting in the borrower defaulting and Mutual’s taking title to the project.

CONSUMER LOANS. Mutual’s consumer loans at December 31, 2005, consisted primarily of variable- and fixed-rate home equity loans ($4.2 million representing 3.92% of our total loan portfolio) and lines of credit ($2.0 million representing 1.91% of our total loan portfolio) and automobile loans ($3.8 million representing 3.57% of our total loan portfolio). Consumer loans tend to have shorter terms and higher yields than permanent residential mortgage loans. At December 31, 2005, Mutual’s consumer loans aggregated approximately $10.7 million, or 10.11%, of its total loan portfolio. At December 31 2005, two consumer loans for less than $1,000 were included in non-performing loans.

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

Consumer loans may entail greater risk than residential mortgage loans, particularly in the case of consumer loans that are unsecured or are secured by rapidly depreciable assets, such as automobiles. Further, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance. In addition, consumer loan collections depend on the borrower’s continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans.

COMMERCIAL LOANS. Mutual offers commercial loans, which consist primarily of loans to businesses that are secured by assets other than real estate, with examples of such assets being equipment, inventory and receivables. In some cases the loans are unsecured. As of December 31, 2005, commercial loans amounted to $14.1 million, or 13.21%, of Mutual’s total loan portfolio. Commercial loans tend to bear somewhat greater risk than residential mortgage loans, depending on the ability of the underlying enterprise to repay the loan. As of December 31, 2005, no commercial loans were included in non-performing loans.

Back to Index

The following table shows Mutual’s loan origination and repayment activity during the periods indicated. During the years presented no loans were purchased.

	Year Ended December 31,
	2005	2004
	(In Thousands)
Loans Originated:
Real Estate Mortgage Loans:
Land	$723	$337
One-to-Four-Family	4,954	3,065
Commercial	10,770	9,950
Construction	8,749	8,181

Consumer Loans:
Home Equity and Home Improvement	753	776
Other	7,748	7,415
Commercial Loans	11,206	5,871
Total Originations	44,903	35,595

Reductions:
Principal Loan Repayments	38,141	33,600
Transfers from Loans to Real Estate Owned	120	170
Total Reductions	38,261	33,770

Decrease in Other Items	(93)	(42)

Net Increase	$6,735	$1,867

ORIGINATION AND OTHER FEES. Mutual realizes income from origination fees, late charges, checking account service charges and fees for other miscellaneous services. Late charges are generally assessed if payment is not received within a specified number of days after it is due. The grace period depends on the individual loan documents.

NON-PERFORMING AND PROBLEM ASSETS

Mutual reviews loans on a regular basis and loans are placed on a non-accrual status when the loans become contractually past due 90 days or more. Mutual’s policy is that all earned but uncollected interest on all loans be reviewed monthly to determine if any portion thereof should be classified as uncollectible for any loan past due less than 90 days. Mutual sends a written notice when loans are 30 days past due and sends a letter or makes verbal contact when loans are 60 days past due. Loans that reach 90 days past due are brought before the Asset Classification Committee. The Asset Classification Committee discusses all delinquent loans at its monthly meetings and decides what additional actions should be taken with respect to each delinquent loan. Management is authorized to commence foreclosure proceedings for any loan upon making a determination that it is prudent to do so. All loans for which foreclosure proceedings have been commenced are placed on non-accrual status.

NON-PERFORMING ASSETS. At December 31, 2005, $303,000, or 0.24% of Mutual’s total assets, were non-performing assets (loans delinquent more than 90 days, non-accruing loans and foreclosed assets) compared to $195,000, or 0.15%, of our total assets at December 31, 2004.

Back to Index

The table below sets forth the amounts and categories of our non-performing assets.

	Year Ended December 31,
	2005	2004
	(In Thousands)
Non-Performing Assets:
Non-Performing Loans	$183	$25
Foreclosed Assets	120	170
Total Non-Performing Assets	$303	$195
Non-Performing Loans to Total Loans	0.28%	0.20%
Non-Performing Assets to Total Assets	0.24%	0.15%

At December 31, 2005, Mutual held loans delinquent from 30 to 89 days totaling $1.3 million.

There was one loan for $25,000 and five loans totaling $183,000 past due 90 days or more and still accruing interest at December 31, 2004 and 2005, respectively, for which interest was fully reserved. No loans at December 31, 2004 or 2005 were on non-accrual status.

The following table reflects the amount of loans in a delinquent status as of the dates indicated:

	At December 31, 2005				At December 31, 2004
	30 - 89 Days		90 Days or More		30 - 89 Days		90 Days or More
	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
	(In Thousands)
Real Estate Mortgage Loans:
One-to-Four-Family	4	$248	2	$181	5	$303	1	$25
Multi-Family	--	--	1	1	1	4	--	--
Construction	1	280	--	--	--	--	--	--
Home Equity and Home Improvement	1	20	--	--	1	23	--	--
Other Consumer Loans	11	97	2	1	9	96	--	--
Commercial Loans	7	693	--	--	4	1,456	--	--
Total	24	$1,338	5	$183	20	$1,883	1	$25
Delinquent Loans to Total Loans	1.18%	1.26%	0.25%	0.17%	1.02%	1.89%	0.05%	0.03%

CLASSIFIED ASSETS.  Mutual’s Asset Classification Policy provides for the classification of loans and other assets such as debt and equity securities considered to be of lesser quality as “substandard,” “doubtful” or “loss” assets. An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.

An insured institution is required to establish general allowances for loan losses in an amount deemed prudent by management for loans classified substandard or doubtful, as well as for other problem loans. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as “loss,” it is

Back to Index

 required either to establish a specific allowance for losses equal to 100% of the amount of the asset so classified or to charge off such amount.

At December 31, 2005 and 2004, the aggregate amount of Mutual’s classified loans, and of its general and specific loss allowances were as follows:

	Year Ended December 31,
	2005	2004
	(In Thousands)
Substandard Loans	$1,961	$299
Doubtful Loans	--	10
Loss Loans	1	--
Total Classified Loans	$1,962	$309

General Loss Allowance	$604	$859
Specific Loss Allowance	322	153
Total Allowances	$926	$1,012

Substandard loans increased to $2.0 million at December 31, 2005 from $299,000 at December 31, 2004 as a result of management’s decision to classify a $1.5 million commercial real estate loan. Management decided to classify this loan due to concerns over the financial performance of the borrower.

Assets that do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated “special mention” by management. At December 31, 2005 and 2004, Mutual classified $532,000 and $2.1 million of loans as “special mention.” The “special mention” classification refers to assets that do not currently expose Mutual to a significant degree of risk but do possess credit deficiencies or potential weakness deserving management’s close attention.

Third Century charges off loans that are identified as losses in the period the loans are deemed uncollectible.

Mutual regularly reviews its loan portfolio to determine whether any loans require classification in accordance with applicable regulations. Not all of Mutual’s classified assets constitute non-performing assets.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is maintained to absorb losses inherent in the loan portfolio. The allowance is based on ongoing, quarterly assessments of the probable estimated losses inherent in the loan portfolio. The allowance is increased by the provision for loan losses, which is charged against current period operating results and decreased by the amount of charge-offs, net of recoveries. Mutual’s methodology for assessing the appropriateness of the allowance consists of several key elements, which include the general allowance, specific allowances for identified problem loans, and the unallocated allowance.

The general allowance is calculated by applying loss factors to outstanding loans based upon Mutual’s historical loss experience and may be adjusted for significant factors that, in management’s judgment, affect the collectibility of the portfolio as of the evaluation date. The general allowance is utilized to estimate incurred losses on Mutual’s homogeneous unclassified loan pools.

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

Back to Index

The unallocated allowance is based upon management’s evaluation of various conditions, the effects of which are not directly measured in the determination of the formula and specific allowances. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific credits. The conditions evaluated in connection with the unallocated allowance may include existing general economic and business conditions affecting Mutual’s key lending areas, credit quality trends, collateral values, loan volumes and concentrations, seasoning of the loan portfolio, specific industry conditions within portfolio segments, recent loss experience in particular segments of the portfolio, duration of the current business cycle, bank regulatory examination results, and findings of an independent third party conducting reviews of the loan portfolio.

SUMMARY OF LOAN LOSS EXPERIENCE. The following table analyzes changes in the allowance for loan losses during the years ended December 31, 2005 and 2004.

	Year Ended December 31,
	2005	2004
	(In Thousands)

Balance at Beginning of Period	$1,012	$1,055
Charge-Offs:
One-to-Four-Family Mortgage Loans	15	--
Consumer Loans	43	37
Commercial Loans	43	74
Total Charge-Offs	101	111

Recoveries:
One-to-Four-Family Mortgage Loans	--	2
Consumer Loans	14	2
Commercial Loans	1	28
Total Recoveries	15	32

Net Charge-Offs	86	79

Provision for Losses on Loans	--	36

Balance End of Period	$926	$1,012

Allowance for Loan Losses as a Percent of Total Loss Outstanding	0.87%	1.01%

Ratio of Net Charge-Offs during year to Average Loans Outstanding	0.08%	0.08%

Back to Index

ALLOCATION OF ALLOWANCE FOR LOAN LOSSES.  The following table presents an analysis of the allocation of Mutual’s allowance for loan losses at the dates indicated.

	At December 31,
	2005		2004
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
	(In Thousands)

Balance at End of Period Applicable to:
Land	$--	1.30%	$--	1.37%
Real Estate Mortgage Loans:
One- to Four-Family	127	51.53	170	52.19
Commercial and Multi-Family	202	19.64	226	22.00
Construction Loans	21	4.21	30	4.77
Home Equity and Home Improvements	1	3.92	--	3.82
Other Consumer Loans	151	6.19	140	7.87
Commercial Loans	391	13.21	104	7.98
Unallocated	33	--	342	--
Total	$926	100.00%	$1,012	100.00%

OTHER SOURCES OF REVENUE

TRUST SERVICES.  Mutual’s Trust Department provides agency services, trust services, guardianships and estate services to individuals and families. The Trust Department establishes and manages trusts, administers estates, establishes power of attorney arrangements and offers individual retirement accounts in addition to other products and services. As of December 31, 2005, the Trust Department had 141 accounts representing $7.9 million, including funeral trusts. For the year ended December 31, 2005, revenues generated by the Trust Department totaled $65,000.

CREDIT CARD UNDERWRITING.  Mutual also issues Mutual Savings Bank Credit Cards, which are personal unsecured lines of credit in amounts from $2,500 to $50,000. The annual percentage rate is 9.90%, which is recognized as loan interest income. There is no annual fee. The Bank recognized interchange income of $76,000 as of December 31, 2005 and $109,000 as of December 31, 2004.

OTHER FEES.  Mutual also realizes income from checking account service charges, safe deposit fees and fees for other miscellaneous services.

INVESTMENTS AND FEDERAL HOME LOAN BANK STOCK

Mutual’s investment policy is designed primarily to maximize the yield on the investment portfolio subject to minimal liquidity risk, default risk, interest rate risk, and prudent asset/liability management. Mutual has retained an investment advisor registered with the Securities and Exchange Commission to provide it with investment and financial advice including recommendations regarding risk strategies and risk assessment, investment purchases and sales, and dealer selection.

Mutual’s investment portfolio consists of U.S. government agency securities, state revenue bonds, mortgage backed securities, corporate obligations and Federal Home Loan Bank stock. At December 31, 2005 approximately $10.3 million or 8.00% of its total assets, consisted of such investments. All of Mutual’s securities, except for Federal Home Loan Bank stock, were classified as held to maturity at December 31, 2005.

Back to Index

The following table sets forth the carrying value and market value of Mutual’s investments at the dates indicated.

	At December 31,
	2005		2004
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)

Held to Maturity:
Agency and Treasury Securities	$5,289	$5,256	$10,455	$10,445
State and Municipal	400	394	-	-
Mortgage Backed Securities	2,580	2,538	-	-
Corporate Obligations	941	936	-	-
FHLB Stock (1)	1,041	1,041	1,020	1,020

Total Investment Securities	$10,251	$10,165	$11,475	$11,465
_____________________
(1) Market value is based on the price at which the stock may be resold to the FHLB of Indianapolis.

At December 31, 2005, investment securities, excluding Federal Home Loan Bank stock, which has no stated maturity, will mature as follows: $5.4 million by December 31, 2006, $1.6 million by December 31, 2007, $1.8 million by December 31, 2008 and $400,000 by December 31, 2010. At December 31, 2005, the weighted average yield on agency securities and FHLB stock was 3.27% and 4.24%, respectively.

SOURCES OF FUNDS

GENERAL.  Deposits have traditionally been Mutual’s primary source of funds for use in lending and investment activities. In addition to deposits, Mutual derives funds from scheduled loan payments, loan prepayments, retained earnings and income on earning assets. While scheduled loan payments and income on earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition. Mutual can use borrowings from the Federal Home Loan Bank of Indianapolis in the short-term to compensate for reductions in deposits or deposit inflows at less than projected levels. Mutual occasionally borrows on a longer-term basis, for example to assist in asset/liability management.

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

The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates and competition. The variety of deposit accounts Mutual offers has allowed it to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand. Mutual has become more susceptible to short-term fluctuations in deposit flows as

Back to Index

customers have become more interest rate sensitive. Mutual manages the pricing of its deposits in keeping with its asset/liability management and profitability objectives. Based on its experience, Mutual’s management believes that Mutual’s passbook, NOW, money market savings and non-interest-bearing checking accounts are relatively stable sources of deposits. However, Mutual’s ability to attract and maintain certificates of deposit, and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions.
An analysis of Mutual’s deposit accounts by type, maturity, and rate at December 31, 2005, is as follows:

Type of Account	Balance at December 31, 2005	% of Deposits	Weighted Average Rate
	(In Thousands)
Withdrawable:
Non-Interest Bearing Demand	$10,215	11.53%	0.00%
Savings, NOW and Money Market	44,264	49.95	1.62
Total Withdrawable	$54,479	61.48%	1.48%

Certificates (Original Terms):
91 Day	$432	0.49%	2.53%
182 Day	1,786	2.02	2.97
Short Term	54	0.06	3.72
12 Month	6,170	6.96	3.30
15 Month	2,153	2.43	2.62
18 Month	3,726	4.20	3.04
24 Month	6,293	7.10	3.06
30 Month	2,153	2.43	3.05
36 Month	2,251	2.54	3.37
42 Month	13	0.01	2.28
48 Month	875	0.99	3.94
60 Month	4,102	4.63	4.39
IRA	4,121	4.65	3.05

Total Certificates	$34,129	38.52%	3.26%

Total Deposits	$88,608	100.00%	2.13%

Back to Index

The following table sets forth by various interest rate categories the composition of Mutual’s term deposits at the dates indicated.

	At December 31,
	2005	2004
	(In Thousands)
1.00% to 1.99%	$414	$11,056
2.00% to 2.99%	12,455	13,743
3.00% to 3.99%	15,741	6,557
4.00% to 4.99%	4,590	2,752
5.00% to 5.99%	865	985
6.00% to 8.00%	63	479
Total	$34,129	$35,572

The following table represents, by various interest rate categories, the amounts of term deposits maturing during each of the three years following December 31, 2005, and the total amount maturing thereafter. Matured certificates that have not been renewed as of December 31, 2005, have been allocated based on certain rollover assumptions.

	Amounts at December 31, 2005
	One Year or Less	Two Years	Three Years	Greater Than Three Years
	(In Thousands)
1.00% to 1.99%	$413	$1	$--	$--
2.00% to 2.99%	11,050	1,324	76	5
3.00% to 3.99%	8,718	4,799	1,296	928
4.00% to 4.99%	1,255	1,461	976	898
5.00% to 5.99%	138	332	7	388
6.00% to 8.00%	63	--	--	--
Total	$21,637	$7,917	$2,355	$2,219

The following table indicates the amount of Mutual’s certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2005.

At December 31, 2005
(In Thousands)
Maturity Period
Three Months or Less	$1,019
Greater than Three Months through Six Months	1,006
Greater than Six Months through Twelve Months	1,414
Over Twelve Months	3,003
Total	$6,442

The following table indicates the change in time deposit balances during the years indicated.

	Year Ended December 31,
	2005	2004
	(In Thousands)
Beginning Balance	$35,572	$35,940
Net Deposits	(2,971)	(1,301)
Interest Credited	1,528	933
Net Increase in Deposits	(1,443)	(368)
Ending Balance	$34,129	$35,572

In the unlikely event that Mutual would liquidate, all claims of creditors (including those of deposit account holders, to the extent of their deposit balances) would be paid first and followed by

Back to Index

distribution of the liquidation account (created in connection with Mutual’s conversion from mutual to stock form) to certain deposit account holders, with any assets remaining thereafter distributed to Third Century as the sole shareholder of Mutual’s capital stock.

BORROWINGS. Mutual focuses on generating high quality loans and then seeks the best source of funding from deposits, investments or borrowings. At December 31, 2005, Mutual had $16.5 million in borrowings from the Federal Home Loan Bank of Indianapolis. Mutual had approximately $50.1 million in eligible assets available as collateral for advances from the Federal Home Loan Bank of Indianapolis as of December 31, 2005. Based on Mutual’s blanket collateral agreements, advances from the Federal Home Loan Bank of Indianapolis must be collateralized by 145% of eligible assets. Therefore, Mutual’s eligible collateral would have supported approximately $34.6 million in advances from the Federal Home Loan Bank of Indianapolis as of December 31, 2005. Mutual’s Board of Directors has adopted a resolution that limits the amount of authorized borrowings. As of December 31, 2005, authorized borrowings are limited to $40 million. Mutual does not anticipate any difficulty in obtaining advances appropriate to meet its requirements in the future.

The following tables present certain information relating to Mutual’s borrowings at or for the years ended December 31, 2005 and 2004.

	Year Ended December 31,
	2005	2004
	(Dollars in Thousands)
FHLB Advances
Outstanding at End of Period	$16,500	$16,500
Average Balance Outstanding for Period	16,581	17,404
Maximum Amount Outstanding at any Month-End During the Period	18,000	19,500
Weighted Average Interest Rate During the Period	4.02%	4.06%
Weighted Average Interest Rate at End of Period	3.95%	3.99%

	Amounts at December 31, 2005 which are due during

	2006	2007	2008	2009	2010	2011 thru 2014
	(In Thousands)
1.00% to 1.99%	$--	$--	$--	$--	$--	$--
2.00% to 2.99%	--	--	--	--	--	--
3.00% to 3.99%	4,000	3,000	500	2,500	1,000	1,000
4.00% to 4.99%	--	--	1,500	--	1,000	1,000
5.00% to 5.99%	--	--	--	--	--	1,000
Above 5.99%	--	--	--	--	--	--
Total	$4,000	$3,000	$2,000	$2,500	$2,000	$3,000

SERVICE CORPORATION SUBSIDIARY

Mutual’s service corporation subsidiary, Mutual Financial Services, Inc. (“Mutual Financial Services”), was organized in 1991 and has historically engaged in mortgage life insurance sales and servicing. All of Mutual’s loan officers who solicit and sell mortgage loans have limited agent licenses issued by the Indiana Department of Insurance. Mutual sells mortgage insurance products in affiliation with American General Financial Group, Inc. The Company’s President and Chief Executive Officer, Mr. Heuchan, receives a nominal management fee for the services he provides for Mutual Financial Services.

Back to Index

EMPLOYEES

As of December 31, 2005, Mutual employed 41 persons on a full-time basis and 6 persons on a part-time basis. None of its employees is represented by a collective bargaining group. Management considers employee relations to be good.

Mutual’s employee benefits for full-time employees include, among other things, the Financial Institutions Retirement Fund defined contribution pension plan and the Financial Institutions Thrift Plan 401(k) plan, both of which are managed by Pentegra Group. Other benefits include medical, dental, and short-term and long-term disability insurance.

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

REGULATION

BANK HOLDING COMPANY REGULATION

Third Century is a registered bank holding company and is subject to the regulations of the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. Bank holding companies are required to file periodic reports with, and are subject to periodic examination by, the Federal Reserve Board. The Federal Reserve Board has issued regulations under the Bank Holding Company Act requiring a bank holding company to serve as a source of financial and managerial strength to its subsidiary banks. It is the policy of the Federal Reserve Board that, pursuant to this requirement, a bank holding company should stand ready to use its resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity. Additionally, under the Federal Deposit Insurance Corporation Improvement Act of 1991, a bank holding company is required to guarantee the compliance of any insured depository institution subsidiary that may become “undercapitalized” (as defined in the statute) with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking agency up to the lesser of (i) an amount equal to 5% of the institution’s total assets at the time the institution became undercapitalized, or (ii) the amount that is necessary (or would have been necessary) to bring the institution into compliance with all applicable capital standards as of the time the institution fails to comply with such capital restoration plan. Under the Bank Holding Company Act, the Federal Reserve Board has the authority to require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve Board’s determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company.

Back to Index

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

Bank holding companies are required to comply with the Federal Reserve Board’s risk-based capital guidelines which require a minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities such as standby letters of credit) of 8%. At least half of the total required capital must be “Tier I capital,” consisting principally of common stockholders’ equity, noncumulative perpetual preferred stock, a limited amount of cumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, less certain goodwill items. The remainder, called Tier II capital, may consist of a limited amount of subordinated debt and intermediate-term preferred stock, certain hybrid capital instruments and other debt securities, cumulative perpetual preferred stock, and a limited amount of the general loan loss allowance. In addition to the risk-based capital guidelines, the Federal Reserve Board has adopted a Tier I (leverage) capital ratio under which a bank holding company must maintain a minimum level of Tier I capital to average total consolidated assets of 3% in the case of bank holding companies which have the highest regulatory examination ratings and are not contemplating significant growth or expansion. All other bank holding companies are expected to maintain a ratio of at least 1% to 2% above the stated minimum.

BANK REGULATION

Mutual is organized under the laws of Indiana and as such is subject to the supervision of the Indiana Department of Financial Institutions (the “DFI”), whose examiners conduct periodic examinations of state banks. We are not a member of the Federal Reserve System, so our principal federal regulator is the FDIC, which also conducts periodic examinations of Mutual. Mutual’s deposits are insured by the Savings Association Insurance Fund administered by the FDIC and are subject to FDIC’s rules and regulations respecting the insurance of deposits.

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

Back to Index

FEDERAL HOME LOAN BANK SYSTEM

We are a member of the Federal Home Loan Bank System, which consists of 12 regional banks. The Federal Home Loan Bank System provides a central credit facility primarily for member savings and loan associations and savings banks and other member financial institutions. At December 31, 2005, our investment in stock of the Federal Home Loan Bank of Indianapolis was $1.0 million. For the year ended December 31, 2005, dividends paid to us by the Federal Home Loan Bank of Indianapolis totaled $44,000.

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

On February 15, 2006, federal legislation to reform federal deposit insurance was signed into law. This law requires, among other things, the merger of the Savings Association Insurance Fund and the Bank Insurance Fund into a unified insurance deposit fund, an increase in the amount of federal deposit insurance coverage from $100,000 to $130,000 (with a cost of living adjustment to become effective in five years), and the reserve ratio to be modified to provide for a range between 1.15% and 1.50% of estimated insured deposits. The law requires the FDIC to issue implementing regulations and the changes required by the law will not become effective until final regulations have been issued, which must be no later than 270 days from February 15, 2006.

Back to Index

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

Like the capital guidelines established by the Federal Reserve Board for Third Century, these guidelines divide a bank’s capital into two tiers. The first tier (“Tier I”) includes common equity, certain noncumulative perpetual preferred stock (excluding auction rate issues) and minority interests in equity accounts of consolidated subsidiaries, less goodwill and certain other intangible assets (except mortgage servicing rights and purchased credit card relationships, subject to certain limitations). Supplementary capital (“Tier II”) includes, among other items, cumulative perpetual and long-term limited-life preferred stock, mandatory convertible securities, certain hybrid capital instruments, term subordinated debt and the allowance for loan and lease losses, subject to certain limitations, less required deductions. Banks are required to maintain a total risk-based capital ratio of 8%, of which 4% must be Tier I capital. The FDIC may, however, set higher capital requirements when a bank’s particular circumstances warrant. Banks experiencing or anticipating significant growth are expected to maintain capital ratios, including tangible capital positions, well above the minimum levels.

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

PROMPT CORRECTIVE REGULATORY ACTION

The Federal Deposit Insurance Corporation Improvement Act requires, among other things, federal bank regulatory authorities to take “prompt corrective action” with respect to banks that do not meet minimum capital requirements. For these purposes, the Federal Deposit Insurance Corporation Improvement Act establishes five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. At December 31, 2005, Mutual was categorized as “well capitalized,” meaning that its total risk-based capital ratio exceeded 10%, its Tier I risk-based capital ratio exceeded 6%, its leverage ratio exceeded 5%, and it was not subject to a regulatory order, agreement or directive to meet and maintain a specific capital level for any capital measure.

The FDIC may order savings banks that have insufficient capital to take corrective actions. For example, a savings bank that is categorized as “undercapitalized” would be subject to growth limitations and would be required to submit a capital restoration plan, and a holding company that controls such a savings bank would be required to guarantee that the savings bank complies with the restoration plan. “Significantly undercapitalized” savings banks would be subject to additional restrictions. Savings banks deemed by the FDIC to be “critically undercapitalized” would be subject to the appointment of a receiver or conservator.

DIVIDEND LIMITATIONS

Under Federal Reserve Board supervisory policy, a bank holding company generally should not maintain its existing rate of cash dividends on common shares unless (i) the organization’s net income available to common shareholders over the past year has been sufficient to fully fund the dividends and

Back to Index

(ii) the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality, and overall financial condition. The FDIC also has authority under the Financial Institutions Supervisory Act to prohibit a bank from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice in light of the financial condition of the bank. Under Indiana law, Third Century is precluded from paying cash dividends if, after giving effect to such dividends, Third Century would be unable to pay its debts as they become due or Third Century’s total assets would be less than its liabilities and obligations to preferential shareholders.

Pursuant to the plan of conversion, Mutual established a liquidation account for the benefit of Eligible Account Holders and Supplemental Eligible Account Holders. Mutual is not permitted to pay dividends to Third Century if its net worth would be reduced below the amount required for the liquidation account.

Under Indiana law, Mutual may pay dividends without the approval of the DFI so long as its capital is unimpaired and those dividends in any calendar year do not exceed its net profits for that year plus its retained net profits for the previous two years. Dividends may not exceed undivided profits on hand (less losses, bad debts and expenses). Additional stringent regulatory requirements affecting dividend payments by Mutual, however, are established by the prompt corrective action provisions of the Federal Deposit Insurance Corporation Improvement Act, which are discussed above. Mutual’s capital levels at December 31, 2005 exceeded the criteria established to be designated as a “well capitalized” institution. Such institutions are required to have a total risk-based capital ratio of 10% or greater, a Tier I risk-based capital ratio of 6% or greater and a leverage ratio of 5% or greater.

REPURCHASE LIMITATIONS

Regulations promulgated by the Federal Reserve Board provide that a bank holding company must file written notice with the Federal Reserve Board prior to any repurchase of its equity securities if the gross consideration for the purchase, when aggregated with the net consideration paid by the bank holding company for all repurchases during the preceding 12 months, is equal to 10% or more of the holding company’s consolidated net worth. This notice requirement is not applicable, however, to a bank holding company that exceeds the thresholds established for a well capitalized bank and that satisfies certain other regulatory requirements.

Under Indiana law, Third Century will be precluded from repurchasing its equity securities if, after giving effect to such repurchase, Third Century would be unable to pay its debts as they become due or Third Century’s assets would be less than its liabilities and obligations to preferential shareholders.

LOANS-TO-ONE BORROWER

Under Indiana law, the total loans and extension of credit by an Indiana-chartered savings bank to a borrower outstanding at one time and not fully secured may not exceed 15% of such bank’s capital and unimpaired surplus. An additional amount up to 10% of the bank’s capital and unimpaired surplus may be loaned to the same borrower if such loan is fully secured by readily marketable collateral having a market value, as determined by reliable and continuously available price quotations, at least equal to the amount of such additional loans outstanding.

As of December 31, 2005, the principal amount of the largest aggregate amount of loans which Mutual had to any one borrower was approximately $1.8 million. Mutual had no loans outstanding which management believes violate the applicable loans-to-one borrower limits. Mutual does not believe that the loans-to-one borrower limits have a significant impact on its business, operations and earnings.

LIMITATIONS ON RATES PAID FOR DEPOSITS

Regulations promulgated by the FDIC pursuant to the Federal Deposit Insurance Corporation Improvement Act place limitations on the ability of insured depository institutions to accept, renew or roll

Back to Index

over deposits by offering rates of interest which are significantly higher than the prevailing rates of interest on deposits offered by other insured depository institutions having the same type of charter in such depository institution’s normal market area. Under these regulations, “well-capitalized” depository institutions may accept, renew or roll such deposits over without restriction, “adequately capitalized” depository institutions may accept, renew or roll such deposits over with a waiver from the FDIC (subject to certain restrictions on payments of rates) and “undercapitalized” depository institutions may not accept, renew or roll such deposits over. The regulations contemplate that the definitions of “well capitalized,” “adequately capitalized” and “undercapitalized” will be the same as the definition adopted by the agencies to implement the prompt corrective action provisions of the Federal Deposit Insurance Corporation Improvement Act. Mutual does not believe that these regulations will have a materially adverse effect on its current operations.

FEDERAL RESERVE SYSTEM

Federal Reserve Board regulations require savings institutions and savings banks to maintain reserves against their transaction accounts (primarily negotiable order of withdrawal accounts) and certain nonpersonal time deposits. The reserve requirements are subject to adjustment by the Federal Reserve Board. As of December 31, 2005, Mutual was in compliance with the applicable reserve requirements of the Federal Reserve Board.

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

Back to Index

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

TRANSACTIONS WITH AFFILIATES

Mutual is subject to Sections 22(h), 23A and 23B of the Federal Reserve Act, which restrict financial transactions between banks and affiliated companies. The statute limits credit transactions between a bank and its executive officers and its affiliates, prescribes terms and conditions for bank affiliate transactions deemed to be consistent with safe and sound banking practices, and restricts the types of collateral security permitted in connection with a bank’s extension of credit to an affiliate.

FEDERAL SECURITIES LAW

The shares of common stock of Third Century are registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934 (the “1934 Act”). Third Century is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the 1934 Act and the rules of the Securities and Exchange Commission issued under the 1934 Act. After three years following Mutual’s conversion to stock form, if Third Century has fewer than 300 shareholders of record, it may deregister its shares under the 1934 Act and cease to be subject to the foregoing requirements.

Shares of common stock held by persons who are affiliates of Third Century may not be resold without registration unless sold in accordance with the resale restrictions of Rule 144 under the Securities Act of 1933 as amended (the “1933 Act”). If Third Century meets the current public information requirements under Rule 144, each affiliate of Third Century who complies with the other conditions of Rule 144 (including those that require the affiliate’s sale to be aggregated with those of certain other persons) would be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of (i) 1% of the outstanding shares of Third Century or (ii) the average weekly volume of trading in such shares during the preceding four calendar weeks.

Back to Index

COMMUNITY REINVESTMENT ACT MATTERS

Federal law requires disclosures of depository institutions’ ratings under the Community Reinvestment Act of 1977. The disclosure includes both a four-unit descriptive rating — outstanding, satisfactory, needs to improve, and substantial noncompliance — and a written evaluation of each institution’s performance. Each Federal Home Loan Bank is required to establish standards of community investment or service that its members must maintain for continued access to long-term advances from the Federal Home Loan Banks. The standards take into account a member’s performance under the Community Reinvestment Act and its record of lending to first-time home buyers. The examiners have determined that Mutual has a satisfactory record of meeting community credit needs.

SARBANES-OXLEY ACT OF 2002

On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act). The Sarbanes-Oxley Act’s stated goals include enhancing corporate responsibility, increasing penalties for accounting and auditing improprieties at publicly traded companies and protecting investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The Sarbanes-Oxley Act generally applies to all companies that file or are required to file periodic reports with the Securities and Exchange Commission under the 1934 Act.

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

The Sarbanes-Oxley Act also addresses functions and responsibilities of audit committees of public companies. The statute makes the audit committee directly responsible for the appointment, compensation and oversight of the work of the company’s outside auditor, and requires the auditor to report directly to the audit committee. The Sarbanes-Oxley Act authorizes each audit committee to engage independent counsel and other advisors, and requires a public company to provide the appropriate funding, as determined by its audit committee, to pay the company’s auditors and any advisors that its audit committee retains. The Sarbanes-Oxley Act also requires public companies to include an internal control report and assessment by management, along with an attestation to this report prepared by the company’s registered public accounting firm, in their annual reports to stockholders.

Although the Company will incur additional expense in complying with the provisions of the Sarbanes-Oxley Act and the resulting regulations, management does not expect that such compliance will have a material impact on the Company’s results of operations or financial condition.

Back to Index

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

The Company and Mutual have not and do not anticipate electing to file a consolidated federal income tax return for 2005. Accordingly, the Company will be taxed separately on its earnings as an ordinary corporation.

STATE TAXATION

The Company, Mutual and Mutual Financial Services are subject to Indiana’s Financial Institutions Tax, which is imposed at a flat rate of 8.5% on “adjusted gross income.” “Adjusted gross income,” for purposes of the Financial Institutions Tax, begins with taxable income as defined by Section 63 of the Internal Revenue Code and, thus, incorporates federal tax law to the extent that it affects the computation of taxable income. Federal taxable income is then adjusted by several Indiana modifications. Other applicable state taxes include generally applicable sales and use taxes and real and personal property taxes. Mutual’s state income tax returns have not been audited in recent years.

ITEM 2.     DESCRIPTION OF PROPERTY.

The Company conducts its business from its main office at 80 East Jefferson Street, Franklin, Indiana 46131. In addition to its main office, it has two other offices in Franklin: on North Main Street and at the Franklin United Methodist Community (retirement community). It also has an office in

Back to Index

Trafalgar and an office in Nineveh. All of its offices are in Johnson County. The Company owns its main office, its office on North Main Street in Franklin and its Trafalgar office and it leases its other offices.

The Company currently operates three automatic teller machines, with one ATM located at its office on North Main Street in Franklin and one located at each of its offices in Trafalgar and Nineveh. Mutual’s ATMs participate in the STAR® network.

The following table provides certain information with respect to the Company’s offices as of December 31, 2005:

Description and Address	Owned or Leased	Lease Expiration Date	Year Opened	Net Book Value of Property, Furniture & Fixtures(3)
Main Office
80 East Jefferson Street	Owned	N/A	1890	$860,912
Main Street Office
1124 North Main Street	Owned	N/A	1995	$1,006,574
Methodist Community
1070 West Jefferson Street	Leased	2009(1)	1997	$10,280
Trafalgar Office
2 Trafalgar Square	Owned	N/A	1993	$348,664
Nineveh Office
7459 South Nineveh Road	Leased	2007(2)	2001	$33,318

(1)	The lease is for a term of five years commencing on September 1, 2004.
(2)	The lease is for a term of five years commencing on January 1, 2002.
(3)	The above table excludes $637,068 for facilities under construction and the Bank’s data processing equipment.

Management believes that the Company’s properties are in good condition and are suitable and adequate for continuing to conduct its business as it is now being conducted. In addition to these branches, the Company purchased a building adjacent to its main office in Franklin and a building site in southeastern Marion County. The Company renovated the 72 East Jefferson Street building to house its administrative, trust and audit operations. As for the building site in southeastern Marion County, the Company invested $529,000 in 2005 towards the construction of a new facility, known as its Franklin Central Branch. The Company’s newest branch is scheduled to open in the spring of 2006.

The Company owns the computer and data processing equipment that it uses for transaction processing, loan origination, and accounting. The net book value of this equipment was approximately $99,000 at December 31, 2005. The Company also has contracted for the data processing and reporting services of Intrieve Incorporated in Cincinnati, Ohio. The cost of these data processing services is approximately $28,000 per month.

ITEM 3.     LEGAL PROCEEDINGS.

The Company is not a party to any pending legal proceedings, other than routine litigation incidental to the business.

Back to Index

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of Third Century’s shareholders during the quarter ended December 31, 2005.

ITEM 4.5.     EXECUTIVE OFFICERS OF THE REGISTRANT.

The executive officers of Third Century are identified below. The executive officers of Mutual are elected annually by Third Century’s Board of Directors.

Name	Position with Third Century	Position with Mutual
Robert D. Heuchan	President and Chief Executive Officer	President and Chief Executive Officer

David A. Coffey	Executive Vice President and Chief Operating Officer	Executive Vice President and Chief Operating Officer

Debra K. Harlow	Chief Financial Officer	Chief Financial Officer

Robert D. Heuchan (age 52) has served as the President, Chief Executive Officer and director of Third Century since its formation in March 2004 and of Mutual since 1991. He has served as Vice Chairman of the Mutual Board of Directors since 1999. He also has been President of Mutual Financial Services since its formation in 1991. Mr. Heuchan is a graduate of Franklin College and has an MBA from the University of Indianapolis.

David A. Coffey (age 43) has served as Executive Vice President, Chief Operating Officer and a director of Third Century since its formation in March 2004 and of Mutual since 1999. He began serving Mutual as the Chief Operating Officer in 1998, and was a Senior Vice President prior to being named Executive Vice President. Mr. Coffey is a graduate of Franklin College.

Debra K. Harlow (age 54) has served as Chief Financial Officer of Third Century since its formation in March 2004 and of Mutual since January 2004. Prior to that time she served Mutual as the EDP Coordinator.

PART II

ITEM 5.      MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

The information required by this item is incorporated by reference to the material under the heading “Market Price of Third Century’s Common Shares and Related Shareholder Matters” on page 43 of Third Century’s 2005 Shareholder Annual Report in the form attached to this report as Exhibit 13 (the “Shareholder Annual Report”).

The Company repurchased no shares of its common stock during the fourth quarter of 2005.

ITEM 6.      MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The information required by this item is incorporated by reference to pages 3 through 18 of the Shareholder Annual Report.

ASSET/LIABILITY MANAGEMENT

Mutual, like other financial institutions, is subject to interest rate risk to the extent that its interest-earning assets reprice differently than its interest-bearing liabilities. As part of its effort to monitor and manage interest rate risk, Mutual uses the net portfolio value (“NPV”) methodology. Mutual utilizes the services of an outside consulting firm to assist management in the monitoring and management of its interest rate sensitivity.

Back to Index

Generally, NPV is the difference between discounted present value of incoming cash flows on interest-earning assets and the present value of outgoing cash flows on interest-bearing liabilities. Interest rate risk is evaluated by stressing the balance sheet by applying hypothetical instantaneous parallel shifts in market interest rates of plus and minus 300 basis points (“b.p.”) (one basis point equals .01%). Due to the recent low level of market interest rates, the minus 300 b.p. case was temporarily limited to minus 200 b.p. for 2004, but is back to 300 b.p. for 2005. The resulting NPVs are compared with the NPV in a base case of no change in market rates. Management uses this information to determine what actions should be taken to maximize profits within the guidelines of an acceptable level of interest rate risk.

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

During 2004, the very low interest rates necessitated a temporary adjustment in the minus 300 b.p. scenario. Since short-term interest rates used in our asset/liability management model, e.g. the 3-month Treasury bills, were below 3%, it was impossible to evaluate a parallel shift in the entire yield curve of minus 3% or more. So out of necessity we temporarily reduced our down rate case to minus 200 b.p. In 2005, we returned to the use of the minus 300 b.p. scenario once rates arose to the level which accommodated such a parallel shift.

If estimated changes in NPV exceed the guidelines established by the Board, management implements a program to adjust Mutual’s asset and liability mix to bring interest rate risk within the Board’s guidelines. The current Board approved limit is a 2.50% decrease in NPV relative to assets for a 300 b.p. instantaneous change in interest rates. Presented below, as of December 31, 2005 and 2004, are analyses prepared by the outside consulting firm of Mutual’s interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts of +300/-300 b.p. and +300/-200 b.p. changes in market interest rates for 2005 and 2004, respectively.

2005	2005			2005
Change in	Net Portfolio Value		2005	NPV as % of PV of Assets
Rates	$ Amount	$ Change		% Change	NPV Ratio	Change
+300 b.p. *	$9,769	$(2,250)		-18.7%	8.51%	-1.83%
0 b.p.	12,019				9.78
-300 b.p.	10,593	(-1,426)		-11.9	8.25	-1.16

2004	2004			2004
Change in	Net Portfolio Value		2004	NPV as % of PV of Assets
Rates	$ Amount	$ Change		% Change	NPV Ratio	Change
+300 b.p. *	$11,043	$(2,511)		-18.5%	9.76%	-2.06%
0 b.p.	13,553				11.11
-200 b.p.	12,068	(1,486)		-11.0	9.58	-1.22
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

Back to Index

Additionally, certain assets, such as adjustable-rate loans, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, expected rates of prepayments on loans and early withdrawals from certificates could likely deviate significantly from those assumed in calculating the table.

Based upon the December 31, 2005 estimation, Mutual’s NPV would decrease by 1.83% of assets in the event of an immediate 300 b.p. increase in interest rates and decrease 1.16% in the event of an immediate 300 b.p. decrease in interest rates.

The data in the above table are based, in part, upon assumptions about the future behavior of borrowers, depositors and investors. While these assumptions are reasonable based upon past behavior, it is important to be mindful that any such projections are subject to error.

ITEM 7.     FINANCIAL STATEMENTS.

The Company’s Consolidated Financial Statements and Notes to Consolidated Financial Statements contained on the pages in the Shareholder Annual Report set forth below are incorporated herein by reference.

All schedules are omitted as the required information either is not applicable or is included in the Consolidated Financial Statements or related notes.

ITEM 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A.     CONTROLS AND PROCEDURES.

(a)     Evaluation of disclosure controls and procedures. Third Century’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the most recent fiscal quarter covered by this annual report (the “Evaluation Date”), have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures are adequate and are designed to ensure that material information relating to the Company would be made known to such officers by others within the Company on a timely basis.

(b)     Changes in internal controls. There were no significant changes in the Company’s internal control over financial reporting identified in connection with the Company’s evaluation of controls that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Back to Index

ITEM 8B.     OTHER INFORMATION.

None.
PART III

ITEM 9.       DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The information required by this item is incorporated by reference from the definitive proxy statement for the 2006 Annual Meeting of Shareholders.

ITEM 10.     EXECUTIVE COMPENSATION.

The information required by this item is incorporated by reference from the definitive proxy statement for the 2006 Annual Meeting of Shareholders.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item is incorporated by reference from the definitive proxy statement for the 2006 Annual Meeting of Shareholders.

ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this item is incorporated by reference from the definitive proxy statement for the 2006 Annual Meeting of Shareholders.

Back to Index

ITEM 13.      EXHIBITS.

EXHIBIT NO.		DESCRIPTION

3	(1)	Registrant’s Articles of Incorporation are incorporated by reference to Exhibit 3(1) to the Registration Statement on Form SB-2 (Registration No. 333-113691) (the “Registration Statement”).

3	(2)	Registrant’s Amended Code of By-Laws is incorporated by reference to Exhibit 3(1) to the Registrant’s Form 10-QSB for the quarter ended September 30, 2004.

10	(1)	Third Century Stock Option Plan is incorporated by reference to Exhibit 10(1) to the Registration Statement.

10	(2)	Mutual Savings Bank Recognition and Retention Plan and Trust is incorporated by reference to Exhibit 10(2) to the Registration Statement.

10	(3)	Employment Agreement between Mutual Savings Bank and Robert D. Heuchan is incorporated by reference to Exhibit 10(3) to the Registration Statement.

10	(4)	Employment Agreement between Mutual Savings Bank and David A. Coffey is incorporated by reference to Exhibit 10(4) to the Registration Statement.

10	(5)	Third Century Bancorp Employee Stock Ownership Plan and Trust Agreement is incorporated by reference to Exhibit 10(5) to the Registration Statement.

10	(6)	Service Agreement with Intrieve, Incorporated is incorporated by reference to Exhibit 10(6) to the Registration Statement.

10	(7)	Exempt Loan and Share Purchase Agreement (incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 2004).

13		2005 Shareholder Annual Report

14		Code of Ethics (incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 2004).

21		Subsidiaries of the Registrant

23		Consent of BKD, LLP

31	(1)	Chief Executive Officer Certification

31	(2)	Chief Financial Officer Certification

32		Section 906 Certification

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Incorporated by reference into the definitive proxy statement of the Company for the 2006 Annual Meeting of Shareholders.

Back to Index

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THIRD CENTURY BANCORP

Date: March 16, 2006	By:	/s/ Robert D. Heuchan
Robert D. Heuchan, President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Robert D. Heuchan	President, Chief Executive Officer and Director	March 16, 2006
Robert D. Heuchan

/s/ Debra K. Harlow	Chief Financial Officer	March 16, 2006
Debra K. Harlow	(Principal Financial and Accounting Officer)

_/s/ David A. Coffey	Director	March 16, 2006
David A. Coffey

/s/ Robert L. Ellett	Director	March 16, 2006
Robert L. Ellett

/s/ Jerry D. Petro	Director	March 16, 2006
Jerry D. Petro

/s/ Robert D. Schafstall	Director	March 16, 2006
Robert D. Schafstall

Back to Index

EXHIBIT INDEX

EXHIBIT NO.		DESCRIPTION

3	(1)	Registrant’s Articles of Incorporation are incorporated by reference to Exhibit 3(1) to the Registration Statement on Form SB-2 (Registration No. 333-113691) (the “Registration Statement”).

3	(2)	Registrant’s Amended Code of By-Laws is incorporated by reference to Exhibit 3(1) to the Registrant’s Form 10-QSB for the quarter ended September 30, 2004.

10	(1)	Third Century Stock Option Plan is incorporated by reference to Exhibit 10(1) to the Registration Statement.

10	(2)	Mutual Savings Bank Recognition and Retention Plan and Trust is incorporated by reference to Exhibit 10(2) to the Registration Statement.

10	(3)	Employment Agreement between Mutual Savings Bank and Robert D. Heuchan is incorporated by reference to Exhibit 10(3) to the Registration Statement.

10	(4)	Employment Agreement between Mutual Savings Bank and David A. Coffey is incorporated by reference to Exhibit 10(4) to the Registration Statement.

10	(5)	Third Century Bancorp Employee Stock Ownership Plan and Trust Agreement is incorporated by reference to Exhibit 10(5) to the Registration Statement.

10	(6)	Service Agreement with Intrieve, Incorporated is incorporated by reference to Exhibit 10(6) to the Registration Statement.

10	(7)	Exempt Loan and Share Purchase Agreement (incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 2004).

13		2005 Shareholder Annual Report

14		Code of Ethics (incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 2004).

21		Subsidiaries of the Registrant

23		Consent of BKD, LLP

31	(1)	Chief Executive Officer Certification

31	(2)	Chief Financial Officer Certification

32		Section 906 Certification

Back to Index