Form 10QSB
period 2006-03-31
THIRD CENTURY BANCORP
filed 2006-05-11
CIK 1282847

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______

Commission file number: 000-50828

THIRD CENTURY BANCORP
(Exact name of small business issuer as specified in its charter)

Indiana	20-0857725
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

80 East Jefferson Street
Franklin, Indiana 46131
(Address of principal executive offices)

(317) 736-7151
(Issuer’s telephone number)

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days.
YES ☒ NO ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: April 30, 2006 - 1,653,125 common shares

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

THIRD CENTURY BANCORP
FORM 10-QSB

PART I.    FINANCIAL INFORMATION
Item 1.  Financial Statements

THIRD CENTURY BANCORP
Consolidated Condensed Balance Sheets

	As of	As of
	March 31, 2006 (Unaudited)	December 31, 2005
Assets	(in thousands)
Cash and due from banks	$408	$602
Interest-earning demand deposits	4,531	7,251
Cash and cash equivalents	4,939	7,853
Interest-earning time deposits	--	200
Held to maturity securities	8,132	9,210
Loans, net of allowance for loan losses of $942 and $926	109,003	105,557
Premises and equipment	3,144	2,897
Federal Home Loan Bank stock	1,041	1,041
Interest receivable	588	592
Other assets	780	797
Total assets	$127,627	$128,147

Liabilities
Deposits
Demand	$10,354	$10,215
Savings, NOW and money market	44,958	44,264
Time	33,584	34,129
Total deposits	88,896	88,608
Federal Home Loan Bank advances	15,500	16,500
Other liabilities	3,835	486
Total liabilities	108,231	105,594

Commitments and Contingencies

Equity Contributed by ESOP	237	203

Stockholders' Equity
Preferred stock, without par value, authorized and unissued 2,000,000 shares	--	--
Common stock, without par value
Authorized - 20,000,000 shares
Issued and outstanding - 1,653,125 shares	13,552	14,290
Unearned RRP shares	--	(778)
Retained earnings	5,607	8,838
Total stockholders' equity	19,159	22,350
Total liabilities and stockholders’ equity	$127,627	$128,147

See notes to consolidated condensed financial statements.

Back to Index

THIRD CENTURY BANCORP
Consolidated Condensed Statements of Income
(Unaudited)

	Three Months Ended March 31,
	2006	2005
	(in thousands)
Interest income
Loans receivable	$1,682	$1,519
Investment securities	92	62
Federal Home Loan Bank stock	14	10
Interest-earning deposits	47	50
Total interest income	1,835	1,641

Interest expense
Deposits	480	310
Federal Home Loan Bank advances	160	162
Total interest expense	640	472

Net interest income	1,195	1,169
Provision for loan losses	15	--
Net interest income after provision for loan losses	1,180	1,169

Other income
Service charges on deposit accounts	74	45
Other service charges and fees	70	66
Net gains on loan sales	19	15
Other income	57	43
Total other income	220	169

Other expenses
Salaries and employee benefits	733	750
Net occupancy and equipment expenses	110	114
Data processing fees	105	101
Professional Services	26	37
ATM Expense	29	25
Other expenses	164	178
Total other expenses	1,167	1,205

Income before income tax	233	133
Income tax expense	90	53

Net income	$143	$80

Weighted average common shares - basic	1,472	1,530
Weighted average common shares- diluted	1,472	1,530
Earnings per share - basic	$0.10	$0.05
Earnings per share - diluted	$0.10	$0.05

See notes to consolidated condensed financial statements.

Back to Index

THIRD CENTURY BANCORP
Consolidated Condensed Statement of Stockholders’ Equity
(Unaudited)
(Dollar amounts in thousands)

	Common Stock
	Shares		Unearned	Retained
	Outstanding	Amount	RRP shares	Earnings	Total
Balances, January 1, 2006	1,653,125	$14,290	$(778)	$8,838	$22,350
Net and comprehensive income	--	--	--	143	143
Reclassification of unearned compensation upon adoption of SFAS 123 (R)	--	(778)	778	--	--
Amortization of RRP	--	40	--	--	40
Return of capital declared ($2.00 per share)	--	--	--	(3,306)	(3,306)
Dividends paid ($.04 per share outstanding)	--	--	--	(68)	(68)
Balance, March 31, 2006	1,653,125	$13,552	$ ---	$5,607	$19,159

See notes to consolidated condensed financial statements.

Back to Index

THIRD CENTURY BANCORP
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2006	2005
	(in thousands)
Operating Activities
Net income	$143	$80
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	15	--
Depreciation	44	48
Investment securities (accretion) amortization, net	4	(11)
Capitalization of mortgage servicing rights	(14)	(7)
Gain on sale of loans	(19)	(15)
Loans originated for sale in the secondary market	(1,022)	(2,265)
Proceeds from sale of loans in the secondary market	1,041	2,280
RRP compensation expense	40	--
ESOP compensation expense	34	36
Net change in
Interest receivable	5	(89)
Other assets	32	288
Other liabilities	43	7
Net cash provided (used) by operating activities	346	352

Investing Activities
Purchases of FHLB stock	--	(11)
Purchases of securities held to maturity	(1,000)	(2,400)
Proceeds from maturities of securities held to maturity	2,074	3,500
Purchase of interest-bearing time deposits	--	(200)
Proceeds from maturities of interest-bearing time deposits	200	--
Net changes in loans	(3,461)	(1,248)
Purchases of premises and equipment	(292)	(22)
Net cash provided (used) by investing activities	(2,479)	(381)

Financing Activities
Net change in
Demand and savings deposits	834	(1,502)
Certificate of deposits	(547)	(689)
Paid cash dividend on common stock	(68)	(66)
Proceeds from FHLB advances	1,000	--
Payments on FHLB advances	(2,000)	(500)
Net cash provided (used) by financing activities	(781)	(2,757)

Net Change in Cash and Equivalents	(2,914)	(2,786)

Cash and Cash Equivalents, Beginning of Period	7,853	12,057

Cash and Cash Equivalents, End of Period	$4,939	$9,271
Additional Cash Flows Information
Interest paid	$634	$471
Income tax paid (net of refunds)	$30	$--
Noncash Activity
Return of capital declared March 16, 2006 not paid until May 8, 2006	$3,306	$--

See notes to consolidated condensed financial statements.

Back to Index

THIRD CENTURY BANCORP
Notes to Unaudited Consolidated Condensed Financial Statements

Third Century Bancorp (Third Century) is an Indiana corporation that was formed on March 15, 2004 for the purpose of owning all of the capital stock of Mutual Savings Bank (Mutual or Bank) following the completion of Mutual’s mutual-to-stock conversion. Third Century offered for sale 1,653,125 shares of its common stock at $10.00 per share in a public offering to eligible depositors that was completed on June 14, 2004. On June 29, 2004, Third Century purchased all of the capital stock issued by Mutual. Prior to that date, Third Century had no assets or liabilities.

The activities of Third Century are primarily limited to holding the stock of Mutual. Mutual conducts business primarily in Johnson County and surrounding counties. Mutual attracts deposits from the general public and originates loans for consumer, residential and commercial purposes. Mutual’s profitability is significantly dependent on net interest income, which is the difference between interest income generated from interest-earning assets (i.e. loans and investments) and the interest expense paid on interest-bearing liabilities (i.e. customer deposits and borrowed funds). Net interest income is affected by the relative amount of interest-earning assets and interest-bearing liabilities and the interest received or paid on these balances. The level of interest paid or received by Mutual can be significantly influenced by a number of factors, such as governmental monetary policy, competition within our market area and the performance of the national and local economies.

Mutual also owns one subsidiary, Mutual Financial Services, Inc. (Financial), which is engaged primarily in mortgage life insurance sales and servicing.

Note 1: Basis of Presentation

The accompanying unaudited consolidated condensed financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Mutual for the fiscal year ended December 31, 2005 included in Third Century’s Annual Report filed as an attachment to its 10-KSB. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair representation of the financial statements have been included. The results of operations for the three-month period ended March 31, 2006, are not necessarily indicative of the results which may be expected for the entire year.

The consolidated condensed balance sheet of Third Century as of December 31, 2005 has been derived from the audited consolidated balance sheet of Third Century as of that date.

Note 2: Change in Accounting Principle

Effective January 1, 2006, Third Century adopted Statement of Financial Accounting Standards No. 123(R), Share−Based Payment ("SFAS 123(R)"). SFAS 123(R) addresses all forms of share−based payment awards, including shares under employee stock purchase plans, stock options, restricted stock, and stock appreciation rights. SFAS 123(R) requires all share-based payments to be recognized as expense, based upon their fair values, in the financial statements over the vesting period of the awards. Third Century has elected the modified prospective application and, as a result, has recorded no compensation expense as all outstanding options were fully vested at December 31, 2005. Prior to the adoption of SFAS 123(R), Third Century accounted for its stock options in accordance with Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees.” All options were granted with an exercise price equal to the fair value of the stock at the date of grant and accordingly, no compensation expense was recognized. Certain disclosures required by SFAS 123(R) have been omitted due to their immaterial nature. Prior to the adoption of SFAS 123(R), unearned compensation related to the RRP shares was classified as a separate component of stockholders’ equity. In accordance with SFAS 123(R), on January 1, 2006, the balance in unearned compensation was reclassified to the appropriate equity accounts.

Back to Index

Note 3. Stock Option Plan

Pursuant to the Plan, options may be issued which are defined as incentive stock options or as non-qualified stock options. Incentive stock options are intended to qualify under the provisions of Internal Revenue Code Section 422 (“IRC”), which include, among other things, a requirement that the option price is not less than the fair value of the shares as of the date of grant. Non-qualified stock options are those that do not meet the requirements of the provisions of the IRC, and, accordingly, may contain terms that are different from those in place for incentive stock options. During the third quarter of 2005, Third Century awarded 146,300 options to employees and non-employee directors at an exercise price of $13.10 which equaled the market price for the stock as of the date of the grant. These options were immediately vested. During the first quarter of 2006, there was no activity related to the option plan.

Note 4: Principles of Consolidation

The consolidated financial statements include the accounts of Third Century, Mutual and Financial. All significant intercompany balances and transactions have been eliminated in the accompanying consolidated financial statements.

Note 5: Earnings Per Share

Earnings per share is computed based upon the weighted average common shares outstanding during the period. Unearned ESOP shares and unearned RRP shares are not considered outstanding for the earnings per share calculation. The following table presents the factors used in the earnings per share computation for the three months ending March 31, 2006 and March 31, 2005:

	Three Months Ended March 31,	Three Months Ended March 31,
	2006	2005
Basic:
Net income	$143	$80

Weighted average common shares outstanding	1,472	1,530

Basic earnings per common share	$0.10	$0.05

Diluted:
Net Income	$143	$80

Weighted average common shares outstanding	1,472	1,530
Add: Dilutive effects of assumed exercises of stock options	-	-

Average shares and dilutive potential common shares	1,472	1,530

Diluted earnings per common share	$0.10	$0.05

Note 6: Effect of Recent Accounting Pronouncements

The FASB has issued a proposed amendment to SFAS No. 128, Earnings Per Share, to clarify guidance for mandatory convertible instruments, the treasury stock method, contingently issuable shares, and contracts that may be settled in cash or shares. The primary impact on Third Century of the proposed Statement is the change to the treasury stock method for year-to-date diluted earnings per share.

Currently, SFAS No. 128 requires that the number of incremental shares included in the denominator be determined by computing a year-to-date weighted average of the number of incremental shares included in each quarterly diluted EPS computation. Under the proposed amendment to SFAS

Back to Index

128, the number of incremental shares included in year-to-date diluted earnings per share would be computed using the average market price of common shares for the year-to-date period, independent of the quarterly computations. This computational change is not expected to have a significant impact on the Third Century’s diluted earnings per share.

In March 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 156. This Statement amends SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities.

SFAS No. 156 requires an entity to initially recognize a servicing asset or servicing liability at fair value each time it undertakes an obligation to service a financial asset by entering into a servicing contract in other specific situations.

In addition, SFAS No. 156 permits an entity to choose either of the following subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities:

•
Amortization method—Amortize servicing assets or servicing liabilities in proportion to and over the period of estimated net servicing income or net servicing loss and assess servicing assets or servicing liabilities for impairment or increased obligation based on fair value at each reporting date.

•
Fair value measurement method—Measure servicing assets or servicing liabilities at fair value at each reporting date and report changes in fair value in earnings in the period in which the changes occur.

SFAS No. 156 is effective at the beginning of an entity’s first fiscal year that begins after September 15, 2006 and should be applied prospectively for recognition and initial measurement of servicing assets and servicing liabilities. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year.

Third Century did not early adopt SFAS No. 156 on January 1, 2006. Management is currently evaluating the effect of adoption of this Statement on Third Century’s financial condition or results of operations.

Note 7. Construction of Franklin Central Branch

In August 2005, Mutual Savings Bank closed on the purchase of land in Franklin Township, which is located in southeastern Marion County, for $407,550. Construction of a new branch, to be known as the Franklin Central Branch, began in the fourth quarter of 2005. The board of Mutual awarded a contract to Waugh Company for the construction of the Franklin Central Branch in southeast Marion County. In addition, the Bank entered into contracts with Diebold, Inc., a vendor who provides ATM, vault and teller equipment, and PrinceAlexander, an architectural firm, to perform work for and provide services to the Franklin Central Branch project. These contracts represented estimated construction costs to the Bank as follows:

Land acquisition	$407,550
Waugh & Company	$766,322
Diebold, Inc.	$92,179
PrinceAlexander	$67,688
Total	$1,333,739

The Franklin Central Branch is scheduled to open on or about June 1, 2006.

Note 7. Reclassifying Entries to the Consolidated Condensed Financial Statements

A reclassifying entry was made to the consolidated condensed financial statements for the three months ended March 31, 2005 to better conform to the financial statement presentation of  the three months ended March 31, 2006. The entry reclassified $12,000 of legal expenses from other expenses to professional services.

Back to Index

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

Back to Index

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

Critical Accounting Policies

Generally accepted accounting principles are complex and require management to apply significant judgments to various accounting, reporting and disclosure matters. Management of Third Century must use assumptions and estimates to apply these principles where actual measurement is not possible or practical. For a complete discussion of Third Century’s significant accounting policies, see Note 1 to the Consolidated Financial Statements as of December 31, 2005. Certain policies are considered critical because they are highly dependent upon subjective or complex judgments, assumptions and estimates. Changes in such estimates may have a significant impact on the financial statements. Management has reviewed the application of these policies with the Audit Committee of Third Century’s Board of Directors. Those policies include the following:

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

Back to Index

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

Mutual’s primary market area for lending is Johnson County, Indiana. When evaluating the adequacy of the allowance, consideration is given to this regional geographic concentration and the closely associated effect changing economic conditions have on Mutual’s customers.

Mortgage Servicing Rights

Mortgage servicing rights (MSRs) associated with loans originated and sold, where servicing is retained, are capitalized and included in other intangible assets in the consolidated balance sheet. The value of the capitalized servicing rights represents the present value of future servicing fees arising from the right to service loans in the portfolio. Critical accounting policies for MSRs relate to the initial valuation and subsequent impairment tests. The methodology used to determine the valuation of MSRs requires the development and use of a number of estimates, including anticipated principal amortization and prepayments of that principal balance. Events that may significantly affect the estimates used are changes in interest rates, mortgage loan prepayment speeds and the payment performance of the underlying loans. The carrying value of the MSRs is periodically reviewed for impairment based on a determination of fair value. For purposes of measuring impairment, the servicing rights are compared to a valuation prepared based on a discounted cash flow methodology, utilizing current prepayment speeds and discount rates. Impairment, if any, is recognized through a valuation allowance and is recorded as amortization of intangible assets.

Comparison of Financial Condition at March 31, 2006 and December 31, 2005

Total assets decreased $520,000 or 0.41% to $127.6 million at March 31, 2006 from $128.1 million at December 31, 2005. Cash and cash equivalents decreased $2.9 million or 37.11% and held to maturity securities decreased $1.1 million or 11.70% to fund loans during the quarter. Total net loans outstanding grew by $3.4 million or 3.26% from $105.6 million as of December 31, 2005 to $109.0 million as of March 31, 2006. The majority of this loan growth consists of installment loans ($1.4 million or 41.18%) secured by receivables and inventories of commercial businesses.

Total liabilities increased by $2.6 million or 2.50% to $108.2 million at March 31, 2006 from $105.6 million at December 31, 2005. On March 16, 2006, the board of directors approved a $2.00 per share return of capital for the shareholders of record as of April 20, 2006, payable May 8, 2006. During the quarter, the Bank paid off $2.0 million in advances and borrowed an additional $1.0 million to meet the daily operational cash flow needs during the quarter, which resulted in a net decrease in Federal Home Loan Bank advances of $1.0 million or 6.06%. Total deposits increased $288,000 or 0.33% to $88.9 million at March 31, 2006 from $88.6 million at December 31, 2005.

Total equity decreased to $19.2 million at March 31, 2006 from $22.4 million at December 31, 2005, representing a decrease of $3.2 million or 14.28%. The $3.3 million return of capital was recognized by the Bank as a reduction of retained earnings as of March 16, 2006 and represented a significant portion of the decrease. The equity contributed by the ESOP increased $34,000 to $237,000 at March 31, 2006 from $203,000 at December 31, 2005. Third Century paid year-to-date cash dividends of $68,000.

Back to Index

Comparison of Operating Results for the Three Months Ended March 31, 2006 and 2005

General. Net income for the quarter ended March 31, 2006 was $143,000 compared to net income of $80,000 for the quarter ended March 31, 2005. Net interest income increased $26,000 or 2.22% and other income increased $51,000 or 30.18% while other expense decreased by $38,000 or 3.15%. See the following subsections for further discussion of these changes.

Interest Income. Interest income for the quarter ended March 31, 2006 was $1.8 million compared to $1.6 million for the quarter ended March 31, 2005. The increase during the comparative periods reflected an increase of $194,000, which consisted primarily of an increase in interest income on loans by $163,000 or 10.73%. Additionally, investment income increased by $30,000, or 48.39%, to $92,000 at March 31, 2006 from $62,000 at March 31, 2005. Although the Bank experienced a decrease of $2.7 million in its interest-earning deposits, the interest income on deposits decreased by only $3,000 or 6% to $47,000 at March 31, 2006

Average interest-earning assets for the quarter ended March 31, 2006 was $122.9 million, which represented an increase of $3.5 million or 2.89%, from the quarter ended March 31, 2005. The yield on those assets increased to 5.97% at March 31, 2006 from 5.49% at March 31, 2005. The average yield on loans increased by 11 basis points and the average yield on investments increased 148 basis points. The average balances for loans increased $8.5 million to $107.6 million while the average balances for investments decreased $648,000 to $9.2 million at March 31, 2006. The Bank’s average interest earning deposits declined $4.1 million during the quarter, but the average yield increased by 164 basis points, resulting in a decrease of $3,000 in net income.

Interest Expense. Interest expense for the quarter ended March 31, 2006 was $640,000 compared to $472,000 for the quarter ended March 31, 2005, an increase of $168,000 or 35.59%. Average interest-bearing liabilities decreased to $94.1 million at March 31, 2006 from $94.6 million at March 31, 2005, with the average interest rate increasing to 2.72% at March 31, 2006 from 1.99% at March 31, 2005.

Net Interest Income. Net interest income of $1.2 million for the quarter ended March 31, 2006 reflects a $26,000 or 2.22% change from the net interest income for the quarter ended March 31, 2005.

Provision for Loan Losses. Mutual Savings Bank recorded a provision for loan losses of $15,000 during the quarter ended March 31, 2006, while no provision was made during the quarter ended March 31, 2005. In evaluating the adequacy of loan loss allowances, management considers factors such as delinquency trends, portfolio composition, past loss experience and other factors such as general economic conditions. During the past year, Mutual Savings Bank’s level of nonperforming assets increased to $243,000 at March 31, 2006 from $203,000 at March 31, 2005 and the percentage of nonperforming assets to total assets increased to 0.19% from 0.16% for the same respective time periods. For the quarter ended March 31, 2006, Mutual Savings Bank recorded net recoveries of $1,000 and recorded net charge offs of $10,000 for the quarter ended March 31, 2005.

Other Income. Total other income was $220,000 for the quarter ended March 31, 2006 and $169,000 for the quarter ended March 31, 2005, which represented an increase of $51,000 or 30.18%. The service charges on deposit accounts for the quarter ended March 31, 2006 was $74,000 as compared to $45,000 for the quarter ended March 31, 2005, which represented an increase of $29,000 or 64.44%. This increase resulted from the Bank implementing changes to its deposit fee structure.

Other Expense. Total other expense for the quarters ended March 31, 2006 and 2005 was $1.2 million. Salaries and employee benefits decreased $17,000 or 2.27% to $733,000 for the three months ended March 31, 2006 from $750,000 for the three months ended March 31, 2005. Some of the more significant components that contributed to the decrease included the following: a decrease in officer and employee salaries of $12,000 or 2.5% due to a salary expense adjustment taken in 2005; a decrease in retirement contributions of $40,000 or 59.83% due to the freezing of the defined benefit plan on May 1, 2005; and, a decrease in employer 401(k) expense of $12,000 or 47.36% as the Bank decreased its matching contribution from 100% on the first 8% of gross salaries to 50% on the first 8% of gross

Back to Index

salaries. These decreases in expense between the quarters ended March 31, 2006 versus March 31, 2005 were offset by the $41,000 of RRP expense recognized during the quarter ended March 31, 2006. Mutual Savings Bank started to expense the earned shares of its RRP during the third quarter of 2005.

In addition, other expenses decreased $26,000 or 13.68% to $164,000 for the quarter ended March 31, 2006 from $190,000 for the quarter ended March 31, 2005. The largest contributor to the decrease was $12,000 of legal expenses misclassified as other expense in the first quarter 2005 which was adjusted in the second quarter of 2005. In addition, the Bank recorded approximately $8,000 in losses due to check fraud.

Income Taxes. Mutual Savings Bank recognized income tax expense of $90,000 for the quarter ended March 31, 2006, as compared to $53,000 for the quarter ended March 31, 2005, which represents a decrease in the effective tax rate to 38.63% at March 31, 2006 from 39.85% at March 31, 2005.

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

PART II.           OTHER INFORMATION

Item 1.  Legal Proceedings

Third Century, from time to time, is a party to routine litigation, which arises in the normal course of business, such as claims to enforce liens, condemnation proceedings on properties in which Mutual Savings Bank holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the business of Third Century. There were no lawsuits pending or known to be contemplated against Third Century at March 31, 2006 that would have a material effect on Third Century’s operations or income.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Back to Index

Item 3.   Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

The exhibits filed as part of this Form 10-QSB are listed in the Exhibit Index, which is incorporated by this reference.

Back to Index

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THIRD CENTURY BANCORP

Date: May 11, 2006	By:	/s/ Robert D. Heuchan
Robert D. Heuchan President and Chief Executive Officer

	By:	/s/ Debra K. Harlow
Debra K. Harlow Chief Financial Officer

Back to Index

Exhibit Index

Exhibit No.	Description

31.1	Rule 13a-14(a) Certification of Robert D. Heuchan, President and Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Debra K. Harlow, Vice President and Chief Financial Officer
32.1	Section 1350 Certification of Robert D. Heuchan
32.2	Section 1350 Certification of Debra K. Harlow

Back to Index
E-1