Form 10QSB
period 2006-06-30
THIRD CENTURY BANCORP
filed 2006-08-11
CIK 1282847

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______

Commission file number: 000-50828

THIRD CENTURY BANCORP
(Exact name of small business issuer as specified in its charter)

Indiana	20-0857725
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: July 31, 2006 - 1,653,125 common shares

Transitional Small Business Disclosure Format (Check one): Yes ☐  No ☒

THIRD CENTURY BANCORP
FORM 10-QSB

PART I.     FINANCIAL INFORMATION
Item 1.                 Financial Statements

THIRD CENTURY BANCORP
Consolidated Condensed Balance Sheets

	As of	As of
	June 30, 2006 (Unaudited)	December 31, 2005
Assets	(in thousands)
Cash and due from banks	$691	$602
Interest-earning demand deposits	5,236	7,251
Cash and cash equivalents	5,927	7,853
Interest-earning time deposits	--	200
Held to maturity securities	6,599	9,210
Loans, net of allowance for loan losses of $931 and $926	111,337	105,557
Premises and equipment	3,728	2,897
Federal Home Loan Bank stock	1,205	1,041
Interest receivable	603	592
Other assets	781	797
Total assets	$130,180	$128,147

Liabilities
Deposits
Demand	$9,773	$10,215
Savings, NOW and money market	42,876	44,264
Time	33,420	34,129
Total deposits	86,069	88,608
Federal Home Loan Bank advances	24,100	16,500
Other liabilities	465	486
Total liabilities	110,634	105,594

Commitments and Contingencies

Equity Contributed by ESOP	267	203

Stockholders' Equity
Preferred stock, without par value, authorized and unissued 2,000,000 shares	--	--
Common stock, without par value
Authorized - 20,000,000 shares
Issued and outstanding - 1,653,125 shares	13,591	14,290
Unearned RRP shares	--	(778)
Retained earnings	5,688	8,838
Total stockholders' equity	19,279	22,350
Total liabilities and stockholders’ equity	$130,180	$128,147

See notes to consolidated condensed financial statements.

Back to Index

THIRD CENTURY BANCORP
Consolidated Condensed Statements of Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in thousands)		(in thousands)
Interest income
Loans receivable	$1,814	$1,567	$3,496	$3,086
Investment securities	79	82	171	145
Federal Home Loan Bank stock	13	11	27	21
Interest-earning deposits	33	51	80	100
Total interest income	1,939	1,711	3,774	3,352

Interest expense
Deposits	519	365	999	676
Federal Home Loan Bank advances	224	160	384	322
Total interest expense	743	525	1,383	998

Net interest income	1,196	1,186	2,391	2,354
Provision for loan losses	15	(20)	30	(20)
Net interest income after provision for loan losses	1,181	1,206	2,361	2,374

Other income
Service charges on deposit accounts	71	53	145	98
Other service charges and fees	87	63	157	129
Net gains on loan sales	26	27	45	42
Other income	69	21	127	63
Total other income	253	164	474	332

Other expenses
Salaries and employee benefits	732	706	1,465	1,456
Net occupancy and equipment expenses	128	117	238	234
Data processing fees	105	91	210	188
Professional Services	27	76	53	101
ATM Expense	30	27	59	52
Other expenses	181	152	345	342
Total other expenses	1,203	1,169	2,370	2,373

Income before income tax	231	201	465	333
Income tax expense	93	80	184	132

Net income	$138	$121	$281	$201

Weighted average common shares - basic	1,475	1,530	1,473	1,530
Weighted average common shares- diluted	1,475	1,530	1,473	1,530
Earnings per share - basic	$0.09	$0.08	$0.19	$0.13
Earnings per share - diluted	$0.09	$0.08	$0.19	$0.13
Dividends declared per share	$0.04	$0.04	$0.08	$0.08
Return of capital declared per share	--	--	$2.00	--

See notes to consolidated condensed financial statements.

Back to Index

THIRD CENTURY BANCORP
Consolidated Condensed Statement of Stockholders’ Equity
(Unaudited)
(Dollar amounts in thousands)

	Common Stock
	Shares		Unearned	Retained
	Outstanding	Amount	RRP shares	Earnings	Total
Balances, January 1, 2006	1,653,125	$14,290	$(778)	$8,838	$22,350
Net and comprehensive income	--	--	--	281	281
Reclassification of unearned compensation upon adoption of SFAS 123 (R)	--	(778)	778	--	--
Amortization of RRP	--	79	--	--	79
Return of capital paid ($2.00 per share)	--	--	--	(3,306)	(3,306)
Dividends paid ($.08 per share outstanding)	--	--	--	(125)	(125)
Balance, June 30, 2006	1,653,125	$13,591	$ ~~---~~	$5,688	$19,279

See notes to consolidated condensed financial statements.

Back to Index

THIRD CENTURY BANCORP
Consolidated Condensed Statements of Cash Flows
(Unaudited)
	Six Months Ended June 30,
	2006	2005
	(in thousands)
Operating Activities
Net income	$281	$201
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	30	(20)
Depreciation	92	94
Investment securities (accretion) amortization, net	(8)	(23)
Capitalization of mortgage servicing rights	(30)	(8)
Gain on sale of loans	(45)	(17)
Loans originated for sale in the secondary market	(2,453)	(1,434)
Proceeds from sale of loans in the secondary market	2,498	1,452
RRP compensation expense	79	--
ESOP compensation expense	64	70
Net change in
Interest receivable	(11)	(113)
Other assets	46	278
Other liabilities	(21)	222
Net cash provided (used) by operating activities	522	702

Investing Activities
Purchases of FHLB stock	(164)	(22)
Purchases of securities held to maturity	(1,400)	(7,256)
Proceeds from maturities of securities held to maturity	4,019	5,985
Purchase of interest-bearing time deposits	--	(200)
Proceeds from maturities of interest-bearing time deposits	200	100
Net changes in loans	(5,810)	(5,094)
Purchases of premises and equipment	(923)	(62)
Net cash provided (used) by investing activities	(4,078)	(6,549)

Financing Activities
Net change in
Demand and savings deposits	(1,830)	1,072
Certificate of deposits	(709)	(233)
Cash dividend on common stock	(125)	(132)
Return of capital dividend on common stock	(3,306)	--
Proceeds from FHLB advances	9,600	--
Payments on FHLB advances	(2,000)	(500)
Net cash provided (used) by financing activities	1,630	207

Net Change in Cash and Equivalents	(1,926)	(5,640)

Cash and Cash Equivalents, Beginning of Period	7,853	12,057

Cash and Cash Equivalents, End of Period	$5,927	$6,417
Additional Cash Flows Information
Interest paid	$1,355	$953
Income tax paid (net of refunds)	$210	$45

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

Note 1: Basis of Presentation

The accompanying unaudited consolidated condensed financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Mutual for the fiscal year ended December 31, 2005 included in Third Century’s Annual Report filed as an attachment to its 10-KSB. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair representation of the financial statements have been included. The results of operations for the six-month period ended June 30, 2006, are not necessarily indicative of the results which may be expected for the entire year.

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

Back to Index

Note 3. Stock Option Plan

Pursuant to the Plan, options may be issued which are defined as incentive stock options or as non-qualified stock options. Incentive stock options are intended to qualify under the provisions of Internal Revenue Code Section 422 (“IRC”), which include, among other things, a requirement that the option price is not less than the fair value of the shares as of the date of grant. Non-qualified stock options are those that do not meet the requirements of the provisions of the IRC, and, accordingly, may contain terms that are different from those in place for incentive stock options. During the third quarter of 2005, Third Century awarded 146,300 options to employees and non-employee directors at an exercise price of $13.10 which equaled the market price for the stock as of the date of the grant. As a result of the capital restructuring through the $2.00 return of capital dividend, the exercise price of the options was adjusted to $11.10. In accordance with SFAS 123(R), a comparison of the fair value of the modified award was made to the fair value of the original award and it was determined that no incremental value was transferred as a result of the modification and no compensation expense was recognized. These options were immediately vested. Through the six months ending June 30, 2006, there was no activity related to the option plan.

Note 4: Principles of Consolidation

The consolidated financial statements include the accounts of Third Century, Mutual and Financial. All significant intercompany balances and transactions have been eliminated in the accompanying consolidated financial statements.

Note 5: Earnings Per Share

Earnings per share is computed based upon the weighted average common shares outstanding during the period. Unearned ESOP shares and unearned RRP shares are not considered outstanding for the earnings per share calculation. The following table presents the factors used in the earnings per share computation for the three and six months ending June 30, 2006 and June 30, 2005:

	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
	2006	2005	2006	2005
Basic:
Net income	$138	$121	$281	$201

Weighted average common shares outstanding	1,475	1,530	1,473	1,530

Basic earnings per common share	$0.09	$0.08	$0.19	$0.13

Diluted:
Net Income	$138	$121	$281	$201

Weighted average common shares outstanding	1,475	1,530	1,473	1,530
Add: Dilutive effects of assumed exercises of stock options	7	-	4	-

Average shares and dilutive potential common shares	1,482	1,530	1,477	1,530

Diluted earnings per common share	$0.09	$0.08	$0.19	$0.13

Back to Index

Note 6: Effect of Recent Accounting Pronouncements

The FASB has issued a proposed amendment to SFAS No. 128, Earnings Per Share, to clarify guidance for mandatory convertible instruments, the treasury stock method, contingently issuable shares, and contracts that may be settled in cash or share. The primary impact on Third Century of the proposed Statement is the change to the treasury stock method for year-to-date diluted earnings per share.

Currently, SFAS No. 128 requires that the number of incremental shares included in the denominator be determined by computing a year-to-date weighted average of the number of incremental shares included in each quarterly diluted EPS computation. Under the proposed amendment to SFAS 128, the number of incremental shares included in year-to-date diluted earnings per share would be computed using the average market price of common shares for the year-to-date period, independent of the quarterly computations. This computational change is not expected to have a significant impact on the Third Century’s diluted earnings per share.

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

Back to Index

The Franklin Central Branch opened for business on June 1, 2006.

Note 8. Reclassifying Entries to the Consolidated Condensed Financial Statements

Reclassifications to the consolidated condensed income statements for the three and six months ended June 30, 2005 were made to conform to the consolidated condensed income statement presentation of the three and six months ended June 30, 2006.

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

Back to Index

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

Comparison of Financial Condition at June 30, 2006 and at December 31, 2005

Total assets increased $2.0 million or 1.59% to $130.2 million at June 30, 2006 from $128.1 million at December 31, 2005. Total net loans outstanding grew by $5.8 million or 5.48% to $111.3 million at June 30, 2006 from $105.6 million at December 31, 2005. The majority of this loan growth consisted of commercial lines of credit ($1.7 million or 29.08%), installment loans secured by receivables and inventories of commercial businesses ($1.4 million or 25.00%) and residential construction loans ($1.3 million or 23.82%). Cash and cash equivalents decreased $1.9 million or 24.53% and held to maturity securities decreased $2.6 million or 28.35% to fund loans through June 30, 2006.

Total liabilities increased by $5.0 million or 4.77% to $110.6 million at June 30, 2006 from $105.6 million at December 31, 2005. The Bank paid off $2.0 million in advances and borrowed an additional $9.6 million to meet the daily operational cash flow needs during the quarter, which resulted in a net increase in Federal Home Loan Bank advances of $7.6 million or 46.06%. Total deposits decreased $2.5 million or 2.87% to $86.1 million at June 30, 2006 from $88.6 million at December 31, 2005. The majority of the decrease in deposits was in the NOW checking accounts which declined $1.4 million or 8.26%.

Total stockholders’equity decreased to $19.3 million at June 30, 2006 from $22.4 million at December 31, 2005, representing a decrease of $3.1 million or 13.74%. The $3.3 million return of capital was recognized by the Bank as a reduction of retained earnings as of March 16, 2006 and represented a significant portion of the decrease. The equity contributed by the ESOP increased $64,000 to $267,000 at June 30, 2006 from $203,000 at December 31, 2005. Third Century paid year-to-date cash dividends, exclusive of the return of capital dividend, of $125,000.

Back to Index

Comparison of Operating Results for the Three Months Ended June 30, 2006 and 2005

General. Net income for the quarter ended June 30, 2006 was $138,000 compared to net income of $121,000 for the quarter ended June 30, 2005. Net interest income increased $10,000 or 0.84%, other income increased $89,000 or 54.27% and other expense increased by $34,000 or 2.91%. See the following subsections for further discussion of these changes.

Interest Income. Interest income for the quarter ended June 30, 2006 was $1.9 million compared to $1.7 million for the quarter ended June 30, 2005. The increase during the comparative periods reflected an increase of $228,000, which consisted primarily of an increase in interest income on loans by $247,000 or 15.76%.

Average interest-earning assets for the quarter ended June 30, 2006 was $124.5 million, which represented an increase of $1.5 million or 1.29%, from the quarter ended June 30, 2005. The yield on those assets increased to 6.23% at June 30, 2006 from 5.57% at June 30, 2005. The average yield on loans increased by 36 basis points, the average yield on interest-earning deposits increased 108 basis points and the average yield on investments increased 89 basis points. The average balances for loans increased $9.5 million to $111.6 million and the average balances for interest-earning deposits increased $3.3 million to $4.2 million, while the average balances for investments decreased $2.4 million to $7.6 million at  June 30, 2006.

Interest Expense. Interest expense for the quarter ended June 30, 2006 was $743,000 compared to $525,000 for the quarter ended June 30, 2005, an increase of $218,000 or 41.52%. Average interest-bearing liabilities increased to $96.9 million for the quarter ended June 30, 2006 from $94.6 million for the quarter ended June 30, 2005, with the average interest rate increasing to 3.07% for the quarter ended June 30, 2006 from 2.22% for the quarter ended June 30, 2005.

Net Interest Income. Net interest income of $1.2 million for the quarter ended June 30, 2006 reflects a $10,000 or 0.84% change from the net interest income for the quarter ended June 30, 2005.

Provision for Loan Losses. Mutual Savings Bank recorded a provision for loan losses of $15,000 during the quarter ended June 30, 2006, while a negative provision of $20,000 was made during the quarter ended June 30, 2005. In evaluating the adequacy of loan loss allowances, management considers factors such as delinquency trends, portfolio composition, past loss experience and other factors such as general economic conditions. During the past year, Mutual Savings Bank’s nonperforming assets decreased to $86,000 at June 30, 2006 from $100,000 at June 30, 2005 and the percentage of nonperforming assets to total assets decreased to 0.07% from 0.08% for the same respective time periods. Mutual Savings Bank recorded net charge offs of $26,000 for the quarter ended June 30, 2006 and $4,000 for the quarter ended June 30, 2005.

Other Income. Total other income was $253,000 for the quarter ended June 30, 2006 and $164,000 for the quarter ended June 30, 2005, which represented an increase of $89,000 or 54.27%. Other income increased $48,000 or 228.57% to $69,000 for the quarter ended June 30, 2006 from $21,000 for the quarter ended June 30, 2005. This category included gains and losses on the sale of REO properties. For the quarter ended June 30, 2006, the Bank recorded a gain on the sale of a REO property for $20,000 while the Bank recorded a loss of $20,000 on the sale of a REO property during the quarter ended June 30, 2005. The change in reporting periods represented an increase of $40,000 or 200%.

In addition, other service charges and fees increased $24,000 or 38.10% to $87,000 for the quarter ended June 30, 2006 from $63,000 for the quarter ended June 30, 2005. The majority of this increase consisted of fees collected on loans sold to and underwritten for another bank, which were $6,000 for the quarter ended June 30, 2006. No income was recorded for the quarter ended June 30, 2005. Commissions and fees collected on funds provided to immediately clear monetary instruments drawn on the bank through Travelers Express increased $6,000 or 280.88% to $8,000 for the quarter ended June 30, 2006 from $2,000 for the quarter ended June 30, 2005.

Back to Index

Other Expense. Total other expense for each of the quarters ended June 30, 2006 and 2005 was $1.2 million. The category increased $34,000 or 2.91% between the two reporting periods. Salaries and employee benefits increased $26,000 or 3.68% to $732,000 for the three months ended June 30, 2006 from $706,000 for the three months ended June 30, 2005. Some of the more significant components that contributed to the increase included the following: an increase in officer and employee salaries of $41,000 or 8.94% due to staff hired for the new Franklin Central branch; and, Mutual started to expense earned shares of its RRP during the third quarter of 2005 and recognized RRP expense of $39,000 during the quarter ending June 30, 2006. A decrease in retirement contributions of $38,000 or 55.61% due to the freezing of the defined benefit plan on May 1, 2005 partially offset the noted increases.

Professional services decreased $49,000 or 64.47% to $27,000 for the quarter ended June 30, 2006 from $76,000 for the quarter ended June 30, 2005. Third Century changed attorneys as of January 1, 2006. Fees paid to attorneys for services performed in support of a public company decreased $33,000 or 68.66%.

Other expenses increased $29,000 or 19.08% to $181,000 for the quarter ended June 30, 2006 from $152,000 for the quarter ended June 30, 2005. The majority of this increase was due to an increase of $13,000 or 125.35% in advertising expense to $24,000 for the quarter ended June 30, 2006 from $11,000 for the quarter ended June 30, 2005. Mutual purchased promotional materials and items to advertise the opening of the Franklin Central branch.

Net occupancy and equipment expenses increased $11,000 or 9.40% to $128,000 for the quarter ended June 30, 2006 from $117,000 for the quarter ended June 30, 2005. In May 2006, Mutual paid real estate taxes which included 72 E. Jefferson Street and the Clark Street properties both acquired in 2005. These asset additions, as well as increased property tax rates, resulted in increased real estate taxes of $6,600 or 94.29% to $14,000 for the quarter ended June 30, 2006 from $7,000 for the quarter ended June 30, 2005. Also in May 2006, Mutual repaired an ATM terminal at Main Street which was struck by lightning. The repair cost $5,000, net of proceeds received from the insurance company.

Data processing fees increased $14,000 or 15.38% to $105,000 for the quarter ended June 30, 2006 from $91,000 for the quarter ended June 30, 2005 as a result of increased billings.

Income Taxes. Mutual Savings Bank recognized income tax expense of $93,000 for the quarter ended June 30, 2006, as compared to $80,000 for the quarter ended June 30, 2005, which represents an increase in the effective tax rate to 40.26% at June 30, 2006 from 39.80% at June 30, 2005.

Comparison of Operating Results for the Six Months Ended June 30, 2006 and 2005

General. Net income for the six months ended June 30, 2006 was $281,000 compared to net income of $201,000 for the six months ended June 30, 2005. Net interest income increased $37,000 or 1.57% and other income increased $142,000 or 42.77% while other expense decreased by $3,000 or 0.13%. See the following subsections for further discussion of these changes.

Interest Income. Interest income for the six months ended June 30, 2006 was $3.8 million compared to $3.4 million for the six months ended June 30, 2005. The increase during the comparative periods reflected an increase of $422,000, which consisted primarily of an increase in interest income on loans by $410,000 or 13.29%. Additionally, investment income increased by $26,000, or 17.93%, to $171,000 at June 30, 2006 from $145,000 at June 30, 2005.

Average interest-earning assets for the six months ended June 30, 2006 was $123.8 million, which represented an increase of $1.0 million or 0.82% from the $122.7 million for the six months ended June 30, 2005. The average yield on those assets increased to 6.10% for the six months ended June 30, 2006 from 5.46% for the six months ended June 30, 2005. The average yield on loans increased by 27 basis points, the average yield on interest-earning deposits increased 159 basis points and the average yield on investments increased 115 basis points. The average balances for loans increased $8.5 million to $109.6 million while the average balances for interest-earning deposits decreased $5.7 million to $4.7 million and investments decreased $1.5 million to $8.4 million at June 30, 2006.

Back to Index

Interest Expense. Interest expense for the six months ended June 30, 2006 was $1.4 million compared to $998,000 for the six months ended June 30, 2005, an increase of $385,000 or 38.58%.

Average interest-bearing liabilities increased to $95.6 million for the six months ended June 30, 2006 from $94.7 million for the six months ended June 30, 2005, with the average interest rate increasing to 2.89% for the six months ended June 30, 2006 from 2.11% for the six months ended June 30, 2005.

Net Interest Income. Net interest income of $2.4 million for the six months ended June 30, 2006 reflects a $37,000 or 1.57% change from the net interest income for the six months ended June 30, 2005.

Provision for Loan Losses. Mutual Savings Bank recorded a provision for loan losses of $30,000 during the six months ended June 30, 2006, while a $20,000 negative provision was made during the six months ended June 30, 2005. In evaluating the adequacy of loan loss allowances, management considers factors such as delinquency trends, portfolio composition, past loss experience and other factors such as general economic conditions. During the past year, Mutual Savings Bank’s nonperforming assets decreased to $86,000 at June 30, 2006 from $100,000 at June 30, 2005 and the percentage of nonperforming assets to total assets decreased to 0.07% from 0.08% for the same respective time periods. Mutual Savings Bank recorded net charge offs of $25,000 for the six months ended June 30, 2006 and $14,000 for the six months ended June 30, 2005.

Other Income. Total other income was $474,000 for the six months ended June 30, 2006 and $332,000 for the six months ended June 30, 2005, which represented an increase of $142,000 or 42.77%. Other income increased $64,000 or 101.59% to $127,000 for the six months ended June 30, 2006 from $63,000 for the six months ended June 30, 2005. This category included gains and losses on the sale of REO properties. For the six months ended June 30, 2006, the Bank recorded a gain on the sale of a REO property for $20,000 while the Bank recorded a loss of $20,000 on the sale of a REO property during the six months ended June 30, 2005. In addition, fiduciary services increased $19,000 or 68.12% to $46,000 for the six months ended June 30, 2006 from $27,000 for the six months ended June 30, 2005 due to fees of $10,000 and $9,800 collected on two larger trusts.

Service charges on deposit accounts increased $47,000 or 47.96% to $145,000 for the six months ended June 30, 2006 from $98,000 for the six months ended June 30, 2005. This increase resulted from Mutual implementing changes to its deposit fee structure.

Other Expense. Total other expense for the six months ended June 30, 2006 and 2005 was $2.4 million. Data processing fees increased $22,000 or 11.70% to $210,000 for the six months ended June 30, 2006 from $188,000 for the six months ended June 30, 2005 as a result of increased billings.

Professional services decreased $48,000 or 47.52% to $53,000 for the six months ended June 30, 2006 from $101,000 for the six months ended June 30, 2005. Fees paid to attorneys for services performed in support of a public company decreased $20,000 or 40.33%. In addition, audit and accounting fees decreased $28,000 or 53.50%.

Income Taxes. Mutual Savings Bank recognized income tax expense of $184,000 for the six months ended June 30, 2006, as compared to $132,000 for the six months ended June 30, 2005, which represents a decrease in the effective tax rate to 39.57% at June 30, 2006 from 39.64% at June 30, 2005.

Other

The Securities and Exchange Commission maintains a Web site that contains reports, proxy information statements, and other information regarding registrants that file electronically with the Commission, including Third Century. The address is http://www.sec.gov.

Back to Index

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

PART II.     OTHER INFORMATION

Item 1.          Legal Proceedings

Third Century, from time to time, is a party to routine litigation, which arises in the normal course of business, such as claims to enforce liens, condemnation proceedings on properties in which Mutual Savings Bank holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the business of Third Century. There were no lawsuits pending or known to be contemplated against Third Century at June 30, 2006 that would have a material effect on Third Century’s operations or income.

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.          Defaults Upon Senior Securities

None.

Item 4.          Submission of Matters to a Vote of Security Holders

On May 17, 2006, Third Century Bancorp held its annual meeting of shareholders. There were present at the meeting in person or by proxy the holders of 1,429,976 votes. At the annual meeting, the following matters were submitted to a vote of security holders:

(a)         Election of Directors. The following persons were elected as members of the Board of Directors, for the terms set forth below:

	Term Expires	Votes For	Votes Withheld
David A. Coffey	2009	1,412,307	17,669
Jerry D. Petro	2009	1,409,175	20,801

Item 5.                  Other Information

None.

Back to Index

Item 6.                  Exhibits

The exhibits filed as part of this Form 10-QSB are listed in the Exhibit Index, which is incorporated by this reference.

Back to Index

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THIRD CENTURY BANCORP

Date: August 11, 2006	By:	/s/ Robert D. Heuchan
Robert D. Heuchan President and Chief Executive Officer

	By:	/s/ Debra K. Harlow
Debra K. Harlow Chief Financial Officer

Back to Index

Exhibit Index

Exhibit No.	Description

31.1	Rule 13a-14(a) Certification of Robert D. Heuchan, President and Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Debra K. Harlow, Vice President and Chief Financial Officer
32.1	Section 1350 Certification of Robert D. Heuchan
32.2	Section 1350 Certification of Debra K. Harlow

Back to Index
E-1