Form 10QSB
period 2006-09-30
THIRD CENTURY BANCORP
filed 2006-11-13
CIK 1282847

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______

Commission file number: 000-50828

THIRD CENTURY BANCORP
(Exact name of small business issuer as specified in its charter)

Indiana	20-0857725
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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
YES ☐  NO ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: October 31, 2006 - 1,653,125 common shares

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

THIRD CENTURY BANCORP
FORM 10-QSB

Index

PART I.    FINANCIAL INFORMATION
Item 1.  Financial Statements

THIRD CENTURY BANCORP
Consolidated Condensed Balance Sheets

	As of	As of
	September 30, 2006 (Unaudited)	December 31, 2005
Assets	(in thousands)
Cash and due from banks	$411	$602
Interest-earning demand deposits	6,042	7,251
Cash and cash equivalents	6,453	7,853
Interest-earning time deposits	--	200
Held to maturity securities	5,569	9,210
Loans, net of allowance for loan losses of $935 and $926	112,634	105,557
Premises and equipment	4,343	2,897
Federal Home Loan Bank stock	1,205	1,041
Interest receivable	670	592
Other assets	658	797
Total assets	$131,532	$128,147

Liabilities
Deposits
Demand	$11,474	$10,215
Savings, NOW and money market	39,065	44,264
Time	36,702	34,129
Total deposits	87,241	88,608
Federal Home Loan Bank advances	24,100	16,500
Other liabilities	559	486
Total liabilities	111,900	105,594

Commitments and Contingencies

Equity Contributed by ESOP	295	203

Stockholders' Equity
Preferred stock, without par value, authorized and unissued 2,000,000 shares	--	--
Common stock, without par value
Authorized - 20,000,000 shares
Issued and outstanding - 1,653,125 shares	13,630	14,290
Unearned RRP shares	--	(778)
Retained earnings	5,707	8,838
Total stockholders' equity	19,337	22,350
Total liabilities and stockholders’ equity	$131,532	$128,147

See notes to consolidated condensed financial statements.

Index

THIRD CENTURY BANCORP
Consolidated Condensed Statements of Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(dollars in thousands, except per share amounts)
Interest Income
Loans receivable	$1,882	$1,615	$5,378	$4,702
Investment securities	66	103	237	248
Federal Home Loan Bank stock	13	11	39	31
Interest-earning deposits	51	32	131	132
Total interest income	2,012	1,761	5,785	5,113

Interest expense
Deposits	563	396	1,561	1,071
Federal Home Loan Bank advances	278	167	662	490
Total interest expense	841	563	2,223	1,561

Net interest income	1,171	1,198	3,562	3,552
Provision for loan losses	15	~~---~~	45	(20)
Net interest income after provision for loan losses	1,156	1,198	3,517	3,572

Other income
Service charges on deposit accounts	73	57	217	155
Other service charges and fees	70	63	227	192
Net gains on loan sales	16	22	61	64
Other income	56	73	183	136
Total other income	215	215	688	547

Other expenses
Salaries and employee benefits	738	734	2,203	2,190
Net occupancy and equipment expenses	150	116	388	340
Data processing fees	102	88	312	287
Professional Services	34	9	87	110
ATM Expense	34	30	93	82
Other expenses	180	189	525	530
Total other expenses	1,238	1,166	3,608	3,539

Income before income tax	133	247	597	580
Income tax expense	52	102	235	234

Net income	$81	$145	$362	$346

Weighted average common shares - basic	1,487	1,518	1,478	1,525
Weighted average common shares- diluted	1,487	1,519	1,480	1,525
Earnings per share - basic	$0.05	$0.10	$0.24	$0.23
Earnings per share - diluted	$0.05	$0.10	$0.24	$0.23
Dividends declared per share	$0.04	$0.04	$0.12	$0.12
Return of capital declared per share	--	--	$2.00	--

See notes to consolidated condensed financial statements.

Index

THIRD CENTURY BANCORP
Consolidated Condensed Statement of Stockholders’ Equity
(Unaudited)
(Dollar amounts in thousands)

	Common Stock
	Shares		Unearned	Retained
	Outstanding	Amount	RRP shares	Earnings	Total
Balances, January 1, 2006	1,653,125	$14,290	$(778)	$8,838	$22,350
Net and comprehensive income	--	--	--	362	362
Reclassification of unearned compensation upon adoption of SFAS 123 (R)	--	(778)	778	--	--
Amortization of RRP	--	118	--	--	118
Return of capital paid ($2.00 per share)	--	--	--	(3,306)	(3,306)
Dividends paid ($.12 per share outstanding)	--	--	--	(187)	(187)
Balance, September 30, 2006	1,653,125	$13,630	$--	$5,707	$19,337

See notes to consolidated condensed financial statements.

Index

THIRD CENTURY BANCORP
Consolidated Condensed Statements of Cash Flows
(Unaudited)
	Nine Months Ended September 30,
	2006	2005
	(in thousands)
Operating Activities
Net income	$362	$346
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	45	(20)
Depreciation	146	138
Investment securities (accretion) amortization, net	(16)	(17)
Capitalization of mortgage servicing rights	(36)	(35)
Gain on sale of loans	(61)	(64)
Loans originated for sale in the secondary market	(3,628)	(1,661)
Proceeds from sale of loans in the secondary market	3,689	1,725
RRP compensation expense	118	45
ESOP compensation expense	92	104
Net change in
Interest receivable	(77)	(137)
Other assets	175	(105)
Other liabilities	72	310
Net cash provided (used) by operating activities	881	629

Investing Activities
Purchases of FHLB stock	(164)	(22)
Purchases of securities held to maturity	(1,900)	(8,256)
Proceeds from maturities of securities held to maturity	5,557	8,456
Purchase of interest-bearing time deposits	--	(200)
Proceeds from maturities of interest-bearing time deposits	200	200
Net changes in loans	(7,122)	(4,678)
Purchases of premises and equipment	(1,593)	(751)
Net cash provided (used) by investing activities	(5,022)	(5,251)

Financing Activities
Net change in
Demand and savings deposits	(3,939)	(1,057)
Certificate of deposits	2,573	(905)
Cash dividend on common stock	(187)	(186)
Return of capital dividend on common stock	(3,306)	--
Purchase of RRP shares	--	(328)
Proceeds from FHLB advances	18,200	2,000
Payments on FHLB advances	(10,600)	(1,000)
Net cash provided (used) by financing activities	2,741	(1,476)

Net Change in Cash and Equivalents	(1,400)	(6,098)

Cash and Cash Equivalents, Beginning of Period	7,853	12,057

Cash and Cash Equivalents, End of Period	$6,453	$5,959
Additional Cash Flows Information
Interest paid	$2,155	$1,536
Income tax paid (net of refunds)	$280	$113

See notes to consolidated condensed financial statements.

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

Note 1: Basis of Presentation

The accompanying unaudited consolidated condensed financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Mutual for the fiscal year ended December 31, 2005 included in Third Century’s Annual Report filed as an attachment to its 10-KSB. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair representation of the financial statements have been included. The results of operations for the nine-month period ended September 30, 2006, are not necessarily indicative of the results which may be expected for the entire year.

The consolidated condensed balance sheet of Third Century as of December 31, 2005 has been derived from the audited consolidated balance sheet of Third Century as of that date.

Note 2: Change in Accounting Principle

Effective January 1, 2006, Third Century adopted Statement of Financial Accounting Standards No.123(R), Share−Based Payment ("SFAS 123(R)"). SFAS 123(R) addresses all forms of share−based payment awards, including shares under employee stock purchase plans, stock options, restricted stock, and stock appreciation rights. SFAS 123(R) requires all share-based payments to be recognized as expense, based upon their fair values, in the financial statements over the vesting period of the awards. Third Century has elected the modified prospective application and, as a result, has recorded no compensation expense as all outstanding options were fully vested at December 31, 2005. Prior to the adoption of SFAS 123(R), Third Century accounted for its stock options in accordance with Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees.” All options were granted with an exercise price equal to the fair value of the stock at the date of grant and accordingly, no compensation expense was recognized. Certain disclosures required by SFAS 123(R) have been omitted due to their immaterial nature. Prior to the adoption of SFAS 123(R), unearned compensation related to the RRP shares was classified as a separate component of stockholders’ equity. In accordance with SFAS 123(R), on January 1, 2006, the balance in unearned compensation was reclassified to the appropriate equity accounts.

Index

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Amounts are in thousands, except for per share data.

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
Net income, as reported	$145	$346
Less: Total stock-based compensation cost determined under the fair value based method, net of income taxes	(571)	(571)
Pro-forma net loss	$(426)	$(225)
Basic as reported	$0.10	$0.23
Proforma basic earnings per share	$(0.28)	$(0.15)
Diluted earnings per share as reported	$0.10	$0.23
Basic and diluted pro-forma	$0.12	$(0.15)

Note 3. Stock Option Plan

Pursuant to the Plan, options may be issued which are defined as incentive stock options or as non-qualified stock options. Incentive stock options are intended to qualify under the provisions of Internal Revenue Code Section 422 (“IRC”), which include, among other things, a requirement that the option price is not less than the fair value of the shares as of the date of grant. Non-qualified stock options are those that do not meet the requirements of the provisions of the IRC, and, accordingly, may contain terms that are different from those in place for incentive stock options. During the third quarter of 2005, Third Century awarded 146,300 options to employees and non-employee directors at an exercise price of $13.10 which equaled the market price for the stock as of the date of the grant. As a result of the capital restructuring through the $2.00 return of capital dividend, the exercise price of the options was adjusted to $11.10. In accordance with SFAS 123(R), a comparison of the fair value of the modified award was made to the fair value of the original award and it was determined that no incremental value was transferred as a result of the modification and no compensation expense was recognized. These options were immediately vested. Through the nine months ending September 30, 2006, there was no activity related to the option plan.

Note 4: Principles of Consolidation

The consolidated financial statements include the accounts of Third Century, Mutual and Financial. All significant intercompany balances and transactions have been eliminated in the accompanying consolidated financial statements.

Note 5: Earnings Per Share

Earnings per share is computed based upon the weighted average common shares outstanding during the period. Unearned ESOP shares and unearned RRP shares are not considered outstanding for the earnings per share calculation. The following table presents the factors used in the earnings per share computation for the three and nine months ending September 30, 2006 and September 30, 2005:

	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
	2006	2005	2006	2005
Basic:
Net income	$81	$145	$362	$346

Weighted average common shares outstanding	1,487	1,518	1,478	1,525

Basic earnings per common share	$0.05	$0.10	$0.24	$0.23

Index

Diluted:
Net Income	$81	$145	$362	$346

Weighted average common shares outstanding	1,487	1,518	1,478	1,525
Add: Dilutive effects of assumed exercises of stock options	--	1	2	--

Average shares and dilutive potential common shares	1,487	1,519	1,480	1,525

Diluted earnings per common share	$0.05	$0.10	$0.24	$0.23

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

Index

Note 7. Construction of Franklin Central Branch

In August 2005, Mutual Savings Bank purchased land in Franklin Township, which is located in southeastern Marion County, for $407,550. Construction of a new branch, to be known as the Franklin Central Branch, began in the fourth quarter of 2005. The board of Mutual awarded a contract to Waugh Company for the construction of the Franklin Central Branch in southeast Marion County. In addition, the Bank entered into contracts with Diebold, Inc., a vendor who provides ATM, vault and teller equipment, and PrinceAlexander, an architectural firm, to perform work for and provide services to the Franklin Central Branch project. These contracts represented estimated construction costs to the Bank as follows:

Land acquisition	$407,550
Waugh & Company	$766,322
Diebold, Inc.	$92,179
PrinceAlexander	$67,688
Total	$1,333,739

The Franklin Central Branch opened for business on June 1, 2006.

Note 8. Reclassifying Entries to the Consolidated Condensed Financial Statements

Reclassifications to the consolidated condensed income statements for the three and nine months ended September 30, 2005 were made to conform to the consolidated condensed income statement presentation of the three and nine months ended September 30, 2006.

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

Index

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

Index

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

Comparison of Financial Condition at September 30, 2006 and at December 31, 2005

Total assets increased $3.4 million or 2.64% to $131.5 million at September 30, 2006 from $128.1 million at December 31, 2005. Total net loans outstanding grew by $7.0 million or 6.70% to $112.6 million at September 30, 2006 from $105.6 million at December 31, 2005. The majority of the loan originations consisted of adjustable rate, one-to-four family, mortgage loans that have a fixed rate for the first five years ($4.6 million or 289.96%) and commercial construction loans ($1.8 million or 40.29%). Cash and cash equivalents decreased $1.4 million or 17.83% and held to maturity securities decreased $3.6 million or 39.53% to fund loan growth through September 30, 2006.

Total liabilities increased by $6.3 million or 5.97% to $111.9 million at September 30, 2006 from $105.6 million at December 31, 2005. The Bank paid off $10.6 million in advances and borrowed an additional $18.2 million to meet its daily operational cash flow needs, which resulted in a net increase in Federal Home Loan Bank advances of $7.6 million or 46.06%. Total deposits decreased $1.4 million or 1.54% to $87.2 million at September 30, 2006 from $88.6 million at December 31, 2005. The majority of the decrease in deposits was in money market savings accounts (decreased $2.3 million or 13.13%) and NOW checking accounts (decreased $2.1 million or 11.93%). These decreases were offset by an increase in time deposits of $2.6 million or 7.54%, which was primarily due to the introduction of certificates of deposit with maturities of eleven and twenty-two months.

Index

Total stockholders’ equity decreased to $19.3 million at September 30, 2006 from $22.4 million at December 31, 2005, representing a decrease of $3.1 million or 13.48%. The $3.3 million return of capital was recognized by the Third Century as a reduction of retained earnings as of March 16, 2006 and represented a significant portion of the decrease. The equity contributed by the ESOP increased $92,000 to $295,000 at September 30, 2006 from $203,000 at December 31, 2005. Third Century paid year-to-date cash dividends, exclusive of the return of capital dividend, of $187,000.

Comparison of Operating Results for the Three Months Ended September 30, 2006 and 2005

General. Net income for the quarter ended September 30, 2006 was $81,000 compared to net income of $145,000 for the quarter ended September 30, 2005. Net interest income decreased $27,000 or 2.25% while other expense increased by $72,000 or 6.17%. See the following subsections for further discussion of these changes.

Interest Income. Interest income for the quarter ended September 30, 2006 was $2.0 million compared to $1.8 million for the quarter ended September 30, 2005. The increase during the comparative periods reflected an increase of $251,000, which consisted primarily of an increase in interest income from loans by $267,000 or 16.53%.

Average interest-earning assets for the quarter ended September 30, 2006 was $125.7 million, which represented an increase of $2.0 million or 1.58%, from the quarter ended September 30, 2005. The yield on those assets increased to 6.40% at September 30, 2006 from 5.69% at September 30, 2005. The average yield on loans increased by 54 basis points, the average yield on interest-earning deposits increased 160 basis points and the average yield on investments increased 65 basis points. The average balances for loans increased $7.5 million to $112.6 million. The average balances for interest-earning deposits decreased $102,000 to $5.6 million and the average balances for investments decreased $5.3 million to $6.3 million at September 30, 2006.

Interest Expense. Interest expense for the quarter ended September 30, 2006 was $841,000 compared to $563,000 for the quarter ended September 30, 2005, an increase of $278,000 or 49.38%. Average interest-bearing liabilities increased to $99.3 million for the quarter ended September 30, 2006 from $95.2 million for the quarter ended September 30, 2005, with the average interest rate increasing to 3.38% for the quarter ended September 30, 2006 from 2.37% for the quarter ended September 30, 2005.

Net Interest Income. Net interest income of $1.2 million for the quarter ended September 30, 2006 reflects a $27,000 or 2.25% decrease from the net interest income before provision for loan losses for the quarter ended September 30, 2005.

Provision for Loan Losses. Mutual recorded a provision for loan losses of $15,000 during the quarter ended September 30, 2006, while no provision was recorded during the quarter ended September 30, 2005. In evaluating the adequacy of loan loss allowances, management considers factors such as delinquency trends, portfolio compositions, past loss experience and other factors such as general economic conditions. During the past year, Mutual’s nonperforming assets decreased to $63,000 at September 30, 2006 from $85,000 at September 30, 2005 and the percentage of nonperforming assets to total assets decreased to 0.05% from 0.07% for the same respective time periods. Mutual recorded net charge offs of $11,000 for the quarter ended September 30, 2006 and $40,000 for the quarter ended September 30, 2005.

Other Income. Total other income was $215,000 for the quarters ended September 30, 2006 and 2005. Income from fiduciary services decreased $17,000 or 44.07% to $22,000 for the quarter ended September 30, 2006 while service charges on deposit accounts increased $16,000 or 28.07% to $73,000 for the quarter ended September 30, 2006. The decrease in income from fiduciary services was due to an estate fee collected in July 2005 of approximately $24,000. The increase in service charges on deposit accounts was due to the changes made to the Bank’s deposit fee structure.

Index

Other Expense. Total other expense for each of the quarters ended September 30, 2006 and 2005 was $1.2 million. The category increased $72,000 or 6.17% between the two reporting periods. Net occupancy and equipment expenses increased $34,000 or 29.31% to $150,000 for the quarter ended September 30, 2006. The Bank started recording depreciation and utility expenses for its Franklin Central Branch, which opened June 1, 2006. In addition, Mutual upgraded the landscaping at its Trafalgar and Main Street locations and increased real estate taxes due to an increase in rates and taxable property.

Professional services increased $25,000 or 277.78% to $34,000 for the quarter ended September 30, 2006 from $9,000 for the quarter ended September 30, 2005. In 2005, an adjustment was made to decrease management’s estimate used to accrue audit fees.

Data processing fees increased $14,000 or 15.91% to $102,000 for the quarter ended September 30, 2006 from $88,000 for the quarter ended September 30, 2005 as a result of increased billings.

Income Taxes. Mutual recognized income tax expense of $52,000 for the quarter ended September 30, 2006, as compared to $102,000 for the quarter ended September 30, 2005, which represents a decrease in the effective tax rate to 39.10% at September 30, 2006 from 41.30% at September 30, 2005.

Comparison of Operating Results for the Nine Months Ended September 30, 2006 and 2005

General. Net income for the nine months ended September 30, 2006 was $362,000 compared to net income of $346,000 for the nine months ended September 30, 2005. Net interest income increased $10,000 or 0.28%, other income increased $141,000 or 25.78%, and other expense increased by $69,000 or 1.95%. See the following subsections for further discussion of these changes.

Interest Income. Interest income for the nine months ended September 30, 2006 was $5.8 million compared to $5.1 million for the nine months ended September 30, 2005. The increase during the comparative periods reflected an increase of $672,000, which consisted primarily of an increase in interest income on loans by $676,000 or 14.38%. This increase was offset by a decrease of $11,000 or 4.44% in investment income.

Average interest-earning assets for the nine months ended September 30, 2006 was $124.4 million, which represented an increase of $2.2 million or 1.78% from the $122.2 million for the nine months ended September 30, 2005. The average yield on those assets increased to 6.20% for the nine months ended September 30, 2006 from 5.58% for the nine months ended September 30, 2005. The average yield on loans increased by 36 basis points, the average yield on interest-earning deposits increased 140 basis points and the average yield on investments increased 97 basis points. The average balances for loans increased $8.2 million to $110.6 million while the average balances for interest-earning deposits decreased $2.9 million to $5.0 million and investments decreased $2.8 million to $7.7 million at September 30, 2006.

Interest Expense. Interest expense for the nine months ended September 30, 2006 was $2.2 million compared to $1.6 million for the nine months ended September 30, 2005, an increase of $662,000 or 42.41%. Average interest-bearing liabilities increased to $95.9 million for the nine months ended September 30, 2006 from $94.4 million for the nine months ended September 30, 2005, with the average interest rate increasing to 3.09% for the nine months ended September 30, 2006 from 2.20% for the nine months ended September 30, 2005.

Net Interest Income. Net interest income of $3.6 million for the nine months ended September 30, 2006 reflects a $10,000 or 0.28% change from the net interest income for the nine months ended September 30, 2005.

Index

Provision for Loan Losses. Mutual Savings Bank recorded a provision for loan losses of $45,000 during the nine months ended September 30, 2006, while a $20,000 negative provision was made during the nine months ended September 30, 2005. In evaluating the adequacy of loan loss allowances, management considers factors such as delinquency trends, portfolio compositions, past loss experience and other factors such as general economic conditions. During the past year, Mutual’s nonperforming assets decreased to $63,000 at September 30, 2006 from $85,000 at September 30, 2005 and the percentage of nonperforming assets to total assets decreased to 0.05% from 0.07% for the same respective time periods. Mutual recorded net charge offs of $36,000 for the nine months ended September 30, 2006 and $53,000 for the nine months ended September 30, 2005.

Other Income. Total other income was $688,000 for the nine months ended September 30, 2006 and $547,000 for the nine months ended September 30, 2005, which represented an increase of $141,000 or 25.78%. Service charges on deposit accounts increased $62,000 or 40.00% to $217,000 for the nine months ended September 30, 2006 from $155,000 for the nine months ended September 30, 2005. This increase resulted from Mutual implementing changes to its deposit fee structure.

Other income increased $47,000 or 34.56% to $183,000 for the nine months ended September 30, 2006 from $136,000 for the nine months ended September 30, 2005. This category included gains and losses on the sale of REO properties. For the nine months ended September 30, 2006, the Bank recorded a gain on the sale of a REO property for $20,000 while the Bank recorded a loss of $19,000 on the sale of a REO property during the nine months ended June 30, 2005.

Other service charges and fees increased $35,000 or 18.23% to $227,000 for the nine months ended September 30, 2006 from $192,000 for the nine months ended September 30, 2005. Commercial loan fees increased $11,000 or 38.14% to $41,000 for the nine months ended September 30, 2006. In addition, commissions and fees collected on funds provided to immediately clear monetary instruments drawn on the Bank through Travelers Express increased $10,000 or 142.47%. ATM fees increased to $90,000 for the nine months ended September 30, 2006 from $81,000 for the nine months ended September 30, 2005, which represented an increase of $9,000 or 11.55%.

Other Expense. Total other expense for the nine months ended September 30, 2006 and 2005 was $3.6 million. Net occupancy and equipment expenses increased $48,000 or 14.12% to $388,000 for the nine months ended September 30, 2006. The Bank started recording depreciation and utility expenses for its Franklin Central Branch, which opened June 1, 2006. In addition, Mutual upgraded the landscaping at its Trafalgar and Main Street locations and increased real estate taxes due to an increase in rates and taxable property.

Data processing fees increased $25,000 or 8.71% to $312,000 for the nine months ended September 30, 2006 from $287,000 for the nine months ended September 30, 2005 as a result of increased billings.

Income Taxes. Mutual recognized income tax expense of $235,000 for the nine months ended September 30, 2006, as compared to $234,000 for the nine months ended September 30, 2005, which represents a decrease in the effective tax rate to 39.36% at September 30, 2006 from 40.34% at September 30, 2005.

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

PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings

Third Century, from time to time, is a party to routine litigation, which arises in the normal course of business, such as claims to enforce liens, condemnation proceedings on properties in which Mutual Savings Bank holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the business of Third Century. There were no lawsuits pending or known to be contemplated against Third Century at September 30, 2006 that would have a material effect on Third Century’s operations or income.

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

THIRD CENTURY BANCORP

Date: November 13, 2006	By:	/s/ Robert D. Heuchan
Robert D. Heuchan President and Chief Executive Officer

	By:	/s/ Debra K. Harlow
Debra K. Harlow Chief Financial Officer

Index

Exhibit Index

Exhibit No.	Description

31.1	Rule 13a-14(a) Certification of Robert D. Heuchan, President and Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Debra K. Harlow, Vice President and Chief Financial Officer
32.1	Section 1350 Certification of Robert D. Heuchan
32.2	Section 1350 Certification of Debra K. Harlow

E-1