Form 10KSB
period 2006-12-31
THIRD CENTURY BANCORP
filed 2007-04-02
CIK 1282847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the Registrant was required to file reports) and (2) has been subject to such requirements for the past 90 days.(1)   YES  √  .  NO ___.

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
☐ YES ☒NO

The Registrant’s revenues for the fiscal year ended December 31, 2006 were $7.3 million.

As of March 20, 2007, there were 1,632,843 shares issued and outstanding of the Registrant’s Common Stock.  The aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of the Common Stock as of March 20, 2007 was $16.6 million.

DOCUMENTS INCORPORATED BY REFERENCE

1.           2006 Annual Report (Part II)
2.           Proxy Statement for the 2007 Annual Meeting of Stockholders (Part III)

Transitional Small Business Disclosure Format (Check one)

Yes _____     No       √

THIRD CENTURY BANCORP
FORM 10-KSB
INDEX

Index

PART I

ITEM 1.                      DESCRIPTION OF BUSINESS.

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

General

Third Century Bancorp (“Third Century” and, together with Mutual Savings Bank, the “Company” or “we”) was formed on March 15, 2004, as an Indiana corporation to be the holding company for Mutual Savings Bank (“Mutual” or the “Bank”). On June 29, 2004, Third Century acquired the common stock of Mutual upon the conversion of Mutual from a state mutual savings bank to a state stock savings bank.

Mutual was originally organized in 1890 as the Mutual Building and Loan Association. In 1994, Mutual became an Indiana savings bank and changed its name to “Mutual Savings Bank.” Mutual currently conducts its business from five offices in Johnson County and one office in Marion County, Indiana. Its main office and two other offices are in Franklin, it also has offices in Trafalgar and Nineveh and opened a new location in Franklin Township, Marion County, in June 2006. Mutual’s principal business consists of attracting deposits from the general public, originating long-term, fixed-rate loans secured primarily by first mortgage liens on one- to four-family real estate and other commercial and consumer loans. Its deposit accounts are insured up to applicable limits by the Deposit Insurance Fund of the FDIC.

Lending Activities

Mutual has historically concentrated its lending activities on the origination of loans secured by first mortgage liens for the purchase, construction or refinancing of one- to four-family residential real property. One- to four-family residential mortgage loans continue to be the major focus of its loan origination activities, representing 48.75% of its total loan portfolio at December 31, 2006. Mutual also offers land, commercial real estate loans, commercial loans and consumer loans. Mortgage loans secured by commercial real estate and land totaled approximately 22.35% and 6.07%, respectively, of Mutual’s total loan portfolio at December 31, 2006, while commercial loans totaled approximately 6.08%, construction loans totaled approximately 6.30%, which included residential and commercial, and consumer loans totaled approximately 9.02% of its total loans at December 31, 2006. To a limited extent, Mutual also offers multi-family loans (1.43%).

Index

Under Indiana law, the total loans and extensions of credit by an Indiana-chartered savings bank to a borrower outstanding at one time and not fully secured may not exceed 15% of the bank’s capital and unimpaired surplus. At December 31, 2006, 15% of Mutual’s capital and unimpaired surplus was $2.4 million. An additional amount up to 10% of capital and unimpaired surplus may be loaned to the same borrower if such loan is fully secured by readily marketable collateral having a market value, as determined by reliable and continuously available price quotations, at least equal to the amount of such additional loans outstanding.

Loan Portfolio Data. The following table sets forth the composition of Mutual’s loan portfolio by loan type and security type as of the dates indicated, including a reconciliation of gross loans receivable after consideration of the allowance for loan losses and loans in process.

	At December 31,
	2006		2005
	Amount	Percent of Total	Amount	Percent of Total
		(Dollars in Thousands)

TYPE OF LOAN
Real Estate Mortgage Loans:
Land	$6,853	6.07%	$2,836	2.66%
One-to four-family	55,041	48.75	56,637	53.17
Multi-family	1,620	1.43	1,691	1.59
Commercial	25,242	22.35	23,879	22.42
Construction	7,113	6.30	4,481	4.21
Consumer Loans:
Home Equity	3,898	3.45	4,175	3.92
Automobiles	3,228	2.86	3,801	3.57
Lines of Credit	2,141	1.90	2,036	1.91
Other	910	0.81	752	0.71
Commercial Loans	6,865	6.08	6,232	5.84
Gross Loans Receivable	$112,911	100.00%	$106,520	100.00%

TYPE OF SECURITY
Land	$6,853	6.07%	$2,836	2.66%
One-to four-family	55,041	48.75	56,637	53.17
Multi-family	1,620	1.43	1,691	1.59
Commercial Real Estate	25,242	22.35	23,879	22.42
Automobiles	3,228	2.86	3,801	3.57
Other Security	18,422	16.32	15,584	14.63
Unsecured	2,505	2.22	2,093	1.96
Gross Loans Receivable	$112,911	100.00%	$106,520	100.00%

DEDUCT:
Deferred Loan Fees	37		37
Allowance for Loan Losses	936		926
Net Loans Receivable	$111,938		$105,557

MORTGAGE LOANS:
Adjustable-Rate	$52,116		$39,767
Fixed-Rate	36,640		45,276
Total	$88,756		$85,043

The following table sets forth certain information at December 31, 2006, regarding the dollar amount of loans maturing in Mutual’s loan portfolio based on the contractual terms to maturity. Demand loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due

Index

in one year or less. This schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses. Management expects prepayments will cause actual maturities to be shorter.

		Due During Years Ended December 31,
	Balance Outstanding at December 31, 2006	2007	2008 to 2009	2010 to 2011	2012 to 2016	2017 to 2026	2027 and Following
	(In Thousands)
Real Estate Mortgage Loans:
Land	$6,853	$1,978	$272	$44	$226	$4,158	$175
One- to four-family	55,041	2,731	646	700	6,910	18,768	25,286
Multi-family	1,620	273	848	-	57	442	-
Commercial	25,242	3,024	930	121	2,420	14,741	4,006
Construction	7,113	6,250	863	-	-	-	-

Consumer Loans:
Home Equity	3,898	131	238	180	2,793	556	-
Automobiles	3,228	87	1,358	1,465	318	-	-
Lines of Credit	2,141	2,141	-	-	-	-	-
Other	910	401	184	295	30	-	-

Commercial Loans	6,865	1,106	1,527	2,622	1,146	464	-

Total	$112,911	$18,122	$6,866	$5,427	$13,900	$39,129	$29,467

The following table sets forth as of December 31, 2006 the dollar amount of all loans due after one year that have fixed interest rates or adjustable rates.

	Due After December 31, 2007
	Fixed Rates	Variable Rates	Total
	(In Thousands)
Real Estate Mortgage Loans:
Land	$628	$4,247	$4,875
One- to four-family	32,503	19,807	52,310
Multi-family	239	1,108	1,347
Commercial	1,318	20,900	22,218
Construction	-	863	863

Consumer Loans:
Home Equity	-	3,767	3,767
Automobiles	3,141	-	3,141
Lines of Credit	-	-	-
Other	509	-	509

Commercial Loans	3,210	2,549	5,759

Total	$41,548	$53,241	$94,789

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

Index

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

Adjustable-rate mortgage loans decrease the risk associated with changes in interest rates by periodically re-pricing, but involve other risks because, as interest rates increase, the underlying payments by the borrower also increase, thus increasing the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustment of the contractual interest rate is also limited by the maximum periodic and lifetime interest rate adjustment permitted by the loan documents, and, therefore, is potentially limited in effectiveness during periods of rapidly rising interest rates. Mutual retains all adjustable-rate mortgage loans that it originates and, at December 31, 2006, approximately 34.87% of its one- to four-family residential loans had adjustable rates of interest.

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

At December 31, 2006, approximately $55.0 million, or 48.75% of Mutual’s portfolio of loans, consisted of one- to four-family residential loans. Approximately $105,000, or 0.19% of total one- to four-family residential loans, was included in non-performing loans as of that date.

Commercial Real Estate Loans. Our commercial real estate loans at December 31, 2006, were secured by churches, office buildings and other commercial properties ($25.2 million), and apartments consisting of five or more units ($1.6 million). Mutual typically originates commercial real estate loans

Index

with terms no greater than 20 years. Mutual generally requires a loan-to-value ratio of no more than 80% on commercial real estate loans. Mutual originates both fixed-rate and adjustable-rate commercial loans.

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

At December 31, 2006, approximately $25.2 million, or 22.35% of Mutual’s total loan portfolio, consisted of commercial real estate loans. On the same date, no commercial real estate loans were included in non-performing assets.

At December 31, 2006, approximately $1.6 million, or 1.43% of Mutual’s total loan portfolio, consisted of mortgage loans secured by multi-family dwellings. Multi-family residential real estate loans generally are secured by multi-family rental properties, such as walk-up apartments. On the same date, no multi-family loans were included in non-performing loans.

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

Mutual also offers construction loans to builders or developers who are on Mutual’s approved list for the construction of residential properties on a speculative basis (i.e., before the builder/developer obtains a commitment from a buyer), or for the construction of commercial or Multi-family properties. In such cases, Mutual typically structures the loan as a short-term loan with a fixed interest rate, with interest payable quarterly. Construction loans to builders or developers typically have a higher interest rate than residential construction loans to individuals unless Mutual has the long-term commitment for financing. Mutual also offers construction loans to businesses and organizations for the purpose of constructing business-related facilities, including, but not limited to, the new construction and remodeling of small office buildings and church facilities. At December 31, 2006, approximately $6.3 million or 5.54% of Mutual’s total loan portfolio consisted of residential construction loans and $863,000 or 0.76% of its total loan portfolio consisted of commercial construction loans. At December 31, 2006, there were no construction loans included in non-performing assets.

The maximum loan-to-value ratio for a construction loan is based upon the nature of the construction project. For example, a construction loan to an individual for the construction of a one- to four-family residence may be written with a maximum loan-to-value ratio of 95%, while a construction loan for a commercial project may be written with a maximum loan-to-value ratio of 80%. Inspections

Index

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

Consumer Loans. Mutual’s consumer loans at December 31, 2006, consisted primarily of variable- rate home equity loans ($3.9 million representing 3.45% of our total loan portfolio) and lines of credit ($2.1 million representing 1.90% of our total loan portfolio) and automobile loans ($3.2 million representing 2.86% of our total loan portfolio). Consumer loans tend to have shorter terms and higher yields than permanent residential mortgage loans. At December 31, 2006, Mutual’s consumer loans aggregated approximately $10.2 million, or 9.01%, of its total loan portfolio.  At December 31 2006, two consumer loans for less than $4,000 were included in non-performing loans.

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

Commercial Loans. Mutual offers commercial loans, which consist primarily of loans to businesses that are secured by assets other than real estate, with examples of such assets being equipment, inventory and receivables. In some cases the loans are unsecured. As of December 31, 2006, commercial loans amounted to $6.9 million, or 6.06%, of Mutual’s total loan portfolio. Commercial loans tend to bear somewhat greater risk than residential mortgage loans, depending on the ability of the underlying enterprise to repay the loan. As of December 31, 2006, no commercial loans were included in non-performing loans.

Index

The following table shows Mutual’s loan origination and repayment activity during the periods indicated.  During the years presented no loans were purchased.

	Year Ended December 31,
	2006	2005
	(In Thousands)
Loans Originated:
Real Estate Mortgage Loans:
Land	$4,670	$723
One-to four-family	8,181	4,954
Commercial	7,278	10,770
Construction	7,632	8,749

Consumer Loans:
Home Equity and Home Improvement	268	753
Other	5,646	7,748
Commercial Loans	7,122	11,206
Total Originations	40,797	44,903

Reductions:
Principal Loan Repayments	34,407	38,141
Transfers from Loans to Real Estate Owned	-	120
Total Reductions	34,407	38,261

Decrease in Other Items	9	(93)

Net Increase	$6,381	$6,735

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

Non-performing assets.  At December 31, 2006 $109,000, or 0.08% of Mutual’s total assets, were non-performing assets (loans delinquent more than 90 days, non-accruing loans and foreclosed assets) compared to $303,000, or 0.24%, of our total assets at December 31, 2005.

Index

The table below sets forth the amounts and categories of our non-performing assets.

	Year Ended December 31,
	2006	2005
	(Dollars in Thousands)
Non-Performing Assets:
Non-Performing Loans	$109	$183
Foreclosed Assets	-	120
Total Non-Performing Assets	$109	$303
Non-Performing Loans to Total Loans	0.10%	0.28%
Non-Performing Assets to Total Assets	0.08%	0.24%

At December 31, 2006, Mutual held loans delinquent from 30 to 89 days totaling $3.4 million.

There was three loans for $109,000 and five loans totaling $183,000 past due 90 days or more and still accruing interest at December 31, 2006 and 2005, respectively, for which interest was fully reserved.  No loans at December 31, 2006 or 2005 were on non-accrual status.

The following table reflects the amount of loans in a delinquent status as of the dates indicated:

	At December 31, 2006				At December 31, 2005
	30 – 89 Days		90 Days or More		30 – 89 Days		90 Days or More
	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
	(Dollars in Thousands)
Real Estate Mortgage Loans:
One-to-four family	11	$1,932	1	$105	4	$248	2	$181
Multi-family	-	-	-	-	--	--	1	1
Construction	4	766	-	-	1	280	--	--
Home Equity and Home Improvement	4	55	-	-	1	20	--	--
Other Consumer Loans	12	411	2	4	11	97	2	1
Commercial Loans	6	239	-	-	7	693	-	-
Total	37	$3,403	3	$109	24	$1,338	5	$183
Delinquent Loans to Total Loans	1.84%	3.01%	0.15%	0.10%	1.18%	1.26%	0.25%	0.17%

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

At December 31, 2006 and 2005, the aggregate amount of Mutual’s classified loans, and of its general and specific loss allowances were as follows:

	Year Ended December 31,
	2006	2005
	(In Thousands)
Substandard Loans	$3,649	$1,961
Doubtful Loans	-	--
Loss Loans	1	1
Total Classified Loans	$3,650	$1,962

General Loss Allowance	$631	$604
Specific Loss Allowance	305	322
Total Allowances	$936	$926

Substandard loans increased to $3.6 million at December 31, 2006 from $2.0 million at December 31, 2005 primarily as a result of management’s decision to classify $1.4 million in adjustable rate mortgages related to one borrower.  Management decided to classify these loans due to concerns over the financial performance of the borrower.

Assets that do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated “special mention” by management. At December 31, 2006 and 2005, Mutual classified $993,000 and $532,000, respectively, of loans as “special mention.” The “special mention” classification refers to assets that do not currently expose Mutual to a significant degree of risk but do possess credit deficiencies or potential weakness deserving management’s close attention.

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

Index

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

Summary of Loan Loss Experience.  The following table analyzes changes in the allowance for loan losses during the years ended December 31, 2006 and 2005.

	Year Ended December 31,
	2006	2005
	(Dollars in Thousands)

Balance at Beginning of Period	$926	$1,012
Charge-Offs:
One-to four-family Mortgage Loans	22	15
Consumer Loans	16	43
Commercial Loans	2	43
Total Charge-Offs	40	101

Recoveries:
One-to four-family Mortgage Loans	-	---
Consumer Loans	5	14
Commercial Loans	-	1
Total Recoveries	5	15

Net Charge-Offs	35	86

Provision for Losses on Loans	45	---

Balance End of Period	$936	$926

Allowance for Loan Losses as a Percent of Total Loss Outstanding	0.83%	0.87%

Ratio of Net Charge-Offs during year to Average Loans Outstanding	0.03%	0.08%

Index

Allocation of Allowance for Loan Losses. The following table presents an analysis of the allocation of Mutual’s allowance for loan losses at the dates indicated.

	At December 31,
	2006		2005
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
		(Dollars in Thousands)

Balance at End of Period Applicable to:
Land	$--	6.07%	$--	1.30%
Real Estate Mortgage Loans:
One- to Four-Family	300	48.75	127	51.53
Commercial and Multi-family	342	23.78	202	19.64
Construction Loans	25	6.30	21	4.21
Home Equity and Home Improvements	9	3.45	1	3.92
Other Consumer Loans	141	5.57	151	6.19
Commercial Loans	103	6.08	391	13.21
Unallocated	16	--	33	--
Total	$936	100.00%	$926	100.00%

Other Sources of Revenue

Trust Services. Mutual’s Trust Department provides agency services, trust services, guardianships and estate services to individuals and families. The Trust Department establishes and manages trusts, administers estates, establishes power of attorney arrangements and offers individual retirement accounts in addition to other products and services. As of December 31, 2006, the Trust Department had 200 accounts representing $7.1 million, including funeral trusts. For the year ended December 31, 2006, revenues generated by the Trust Department totaled $82,000.

Credit Card Underwriting. Mutual also issues Mutual Savings Bank Credit Cards, which are personal unsecured lines of credit in amounts from $2,500 to $50,000. The annual percentage rate is 9.90%, which is recognized as loan interest income. There is no annual fee.  The Bank recognized interchange income of $76,000 as of December 31, 2006 and as of December 31, 2005.

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

Mutual’s investment portfolio consists of U.S. government agency securities, state revenue bonds, mortgage backed securities, corporate obligations and Federal Home Loan Bank stock. At December 31, 2006 approximately $6.5 million or 4.84% of its total assets, consisted of such investments.

Index

All of Mutual’s securities, except for Federal Home Loan Bank stock, were classified as held to maturity at December 31, 2006.

The following table sets forth the carrying value and market value of Mutual’s investments at the dates indicated.

	At December 31,
	2006		2005
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
		(In Thousands)

Held to Maturity:
Agency and Treasury Securities	$2,383	$2,380	$5,289	$5,256
State and Municipal	400	392	400	394
Mortgage Backed Securities	2,001	1,969	2,580	2,538
Corporate Obligations	425	418	941	936
FHLB Stock (1)	1,255	1,255	1,041	1,041

Total Investment Securities	$6,464	$6,414	$10,251	$10,165
_____________________
(1) Market value is based on the price at which the stock may be resold to the FHLB of Indianapolis.

At December 31, 2006, investment securities, excluding Federal Home Loan Bank stock, which has no stated maturity, and mortgaged backed securities, will mature as follows:  $2.0 million by December 31, 2007, $815,000 by December 31, 2008 and $400,000 by December 31, 2010. At December 31, 2006, the weighted average yield on agency securities and FHLB stock was 4.14% and 4.73%, respectively.

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

Deposits. Mutual attracts deposits primarily from within Johnson County through the offering of a broad selection of deposit instruments including fixed-rate certificates of deposit, NOW and other transaction accounts, and savings accounts. Mutual solicits or advertises for deposits in Franklin Township of Marion County and in Johnson County. The majority of its depositors are residents of Johnson County. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds remain on deposit and the interest rate. Mutual does not pay a fee for any deposits it receives.

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

Index

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

An analysis of Mutual’s deposit accounts by type, maturity, and rate at December 31, 2006, is as follows:

Type of Account	Balance at December 31, 2006	% of Deposits	Weighted Average Rate
	(Dollars in Thousands)
Withdrawable:
Non-Interest Bearing Demand	$9,590	10.83%	0.00%
Savings, NOW and Money Market	40,085	45.26	2.01
Total Withdrawable	$49,675	56.09%	1.58%

Certificates (Original Terms):
91 Day	$432	0.49%	3.52%
182 Day	1,249	1.41	4.09
Short Term	60	0.07	5.12
5 Month	177	0.20	5.25
11 Month	6,210	7.01	5.25
12 Month	5,593	6.31	4.35
15 Month	1,685	1.90	3.95
18 Month	2,980	3.36	4.18
22 Month	3,478	3.93	5.33
24 Month	4,498	5.08	4.00
30 Month	1,517	1.71	3.51
36 Month	2,068	2.33	3.80
42 Month	13	0.01	4.57
48 Month	715	0.81	3.84
60 Month	4,125	4.67	4.47
IRA	4,093	4.62	4.13

Total Certificates	$38,893	43.91%	4.42%

Total Deposits	$88,568	100.00%	2.79%

Index

The following table sets forth by various interest rate categories the composition of Mutual’s term deposits at the dates indicated.

	At December 31,
	2006	2005
	(In Thousands)
1.00% to 1.99%	$—	$414
2.00% to 2.99%	1,218	12,455
3.00% to 3.99%	10,837	15,741
4.00% to 4.99%	13,631	4,590
5.00% to 5.99%	13,032	865
6.00% to 8.00%	175	63
Total	$38,893	$34,129

The following table represents, by various interest rate categories, the amounts of term deposits maturing during each of the three years following December 31, 2006, and the total amount maturing thereafter. Matured certificates that have not been renewed as of December 31, 2006, have been allocated based on certain rollover assumptions.

	Amounts at December 31, 2006
	One Year or Less	Two Years	Three Years	Greater Than Three Years
	(In Thousands)
2.00% to 2.99%	$1,172	$41	$—	$5
3.00% to 3.99%	8,216	1,731	816	74
4.00% to 4.99%	7,404	4,647	878	702
5.00% to 5.99%	7,781	4,429	99	723
6.00% to 8.00%	175	—	—	—
Total	$24,748	$10,848	$1,793	$1,504

The following table indicates the amount of Mutual’s certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2006.

At December 31, 2006
(In Thousands)
Maturity Period
Three Months or Less	$1,523
Greater than Three Months through Six Months	1,793
Greater than Six Months through Twelve Months	1,721
Over Twelve Months	3,242
Total	$8,279

The following table indicates the change in time deposit balances during the years indicated.

	Year Ended December 31,
	2006	2005
	(In Thousands)
Beginning Balance	$34,129	$35,572
Net Deposits	3,492	(2,971)
Interest Credited	1,272	1,528
Net Increase in Deposits	4,764	(1,443)
Ending Balance	$38,893	$34,129

In the unlikely event that Mutual would liquidate, all claims of creditors (including those of deposit account holders, to the extent of their deposit balances) would be paid first and followed by distribution of the liquidation account (created in connection with Mutual’s conversion from mutual to

Index

stock form) to certain deposit account holders, with any assets remaining thereafter distributed to Third Century as the sole shareholder of Mutual’s capital stock.

Borrowings. Mutual focuses on generating high quality loans and then seeks the best source of funding from deposits, investments or borrowings. At December 31, 2006, Mutual had $24.6 million in borrowings from the Federal Home Loan Bank of Indianapolis.  Mutual had approximately $51.3 million in eligible assets available as collateral for advances from the Federal Home Loan Bank of Indianapolis as of December 31, 2006. Based on Mutual’s blanket collateral agreements, advances from the Federal Home Loan Bank of Indianapolis must be collateralized by 145% of eligible assets. Therefore, Mutual’s eligible collateral would have supported approximately $36.4 million in advances from the Federal Home Loan Bank of Indianapolis as of December 31, 2006. Mutual’s Board of Directors has adopted a resolution that limits the amount of authorized borrowings. As of December 31, 2006, authorized borrowings are limited to $40 million. Mutual does not anticipate any difficulty in obtaining advances appropriate to meet its requirements in the future.

The following tables present certain information relating to Mutual’s borrowings at or for the years ended December 31, 2006 and 2005.

	Year Ended December 31,
	2006	2005
	(Dollars in Thousands)
FHLB Advances
Outstanding at End of Period	$24,600	$16,500
Average Balance Outstanding for Period	20,812	16,581
Maximum Amount Outstanding at any Month-End During the Period	24,600	18,000
Weighted Average Interest Rate During the Period	4.57%	4.02%
Weighted Average Interest Rate at End of Period	4.62%	3.95%

	Amounts at December 31, 2006

	2007	2008	2009	2010	2011 thru 2012
	(In Thousands)
3.00% to 3.99%	$3,000	$500	$2,500	$1,000	$1,000
4.00% to 4.99%	—	6,500	—	1,000	1,500
5.00% to 5.99%	1,000	2,000	2,100	1,000	1,500
Total	$4,000	$9,000	$4,600	$3,000	$4,000

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

Employees

As of December 31, 2006, Mutual employed 43 persons on a full-time basis and 8 persons on a part-time basis. None of its employees is represented by a collective bargaining group. Management considers employee relations to be good.

Index

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

Regulation

Bank Holding Company Regulation. Third Century is a registered bank holding company and is subject to the regulations of the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. Bank holding companies are required to file periodic reports with, and are subject to periodic examination by, the Federal Reserve Board. The Federal Reserve Board has issued regulations under the Bank Holding Company Act requiring a bank holding company to serve as a source of financial and managerial strength to its subsidiary banks. It is the policy of the Federal Reserve Board that, pursuant to this requirement, a bank holding company should stand ready to use its resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity. Additionally, under the Federal Deposit Insurance Corporation Improvement Act of 1991, a bank holding company is required to guarantee the compliance of any insured depository institution subsidiary that may become “undercapitalized” (as defined in the statute) with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking agency up to the lesser of (i) an amount equal to 5% of the institution’s total assets at the time the institution became undercapitalized, or (ii) the amount that is necessary (or would have been necessary) to bring the institution into compliance with all applicable capital standards as of the time the institution fails to comply with such capital restoration plan. Under the Bank Holding Company Act, the Federal Reserve Board has the authority to require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve Board’s determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company.

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

Index

outstanding shares of any class of voting stock of any company engaged in a nonbanking business unless such business is determined by the Federal Reserve Board to be so closely related to banking as to be a proper incident thereto.

Capital Adequacy Guidelines for Bank Holding Companies. The Federal Reserve Board is the federal regulatory and examining authority for bank holding companies. The Federal Reserve Board has adopted capital adequacy guidelines for bank holding companies.

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

Bank Regulation. Mutual is organized under the laws of Indiana and as such is subject to the supervision of the Indiana Department of Financial Institutions (the “DFI”), whose examiners conduct periodic examinations of state banks. We are not a member of the Federal Reserve System, so our principal federal regulator is the FDIC, which also conducts periodic examinations of Mutual. Mutual’s deposits are insured by the Deposit Insurance Fund administered by the FDIC and are subject to FDIC’s rules and regulations respecting the insurance of deposits.

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

Federal Home Loan Bank System

We are a member of the Federal Home Loan Bank System, which consists of 12 regional banks. The Federal Home Loan Bank System provides a central credit facility primarily for member savings and loan associations and savings banks and other member financial institutions. At December 31, 2006, our investment in stock of the Federal Home Loan Bank of Indianapolis was $1.3 million. For the year ended December 31, 2006, dividends paid to us by the Federal Home Loan Bank of Indianapolis totaled $54,000.

All 12 Federal Home Loan Banks are required by law to provide funds to establish affordable housing programs through direct loans or interest subsidies on advances to members to be used for lending at subsidized interest rates for low- and moderate-income, owner-occupied housing projects, affordable rental housing, and certain other community projects. These contributions and obligations

Index

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

Insurance of Deposit Accounts. Deposit accounts in Mutual are insured by the Federal Deposit Insurance Corporation, generally up to a maximum of $100,000 per separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts.  Mutual’s deposits, therefore, are subject to Federal Deposit Insurance Corporation deposit insurance assessments.

On November 2, 2006, the Federal Deposit Insurance Corporation adopted final regulations that assess insurance premiums based on risk.  As a result, the new regulation will enable the Federal Deposit Insurance Corporation to more closely tie each financial institution’s deposit insurance premiums to the risk it poses to the deposit insurance fund.  Under the new risk-based assessment system, which becomes effective in the beginning of 2007, the Federal Deposit Insurance Corporation will evaluate the risk of each financial institution based on its supervisory rating, its financial ratios, and its long-term debt issuer rating.  The new rates for nearly all of the financial institution industry will vary between five and seven cents for every $100 of domestic deposits.  The assessment to be paid during the year ending December 31, 2007 will be offset by a credit from the Federal Deposit Insurance Corporation to Mutual of $68,677.  At the same time, the Federal Deposit Insurance Corporation also adopted final regulations designating the reserve ratio for the deposit insurance fund during 2007 at 1.25% of estimated insured deposits.

Effective March 31, 2006, the Federal Deposit Insurance Corporation merged the Bank Insurance Fund (“BIF”) and the Savings Association Insurance Fund (“SAIF”) into a single fund called the Deposit Insurance Fund.  As a result of the merger, the BIF and the SAIF were abolished.

Bank Regulatory Capital

The FDIC has adopted risk-based capital ratio guidelines to which Mutual generally is subject. The guidelines establish a systematic analytical framework that makes regulatory capital requirements

Index

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

Prompt Corrective Regulatory Action

The Federal Deposit Insurance Corporation Improvement Act requires, among other things, federal bank regulatory authorities to take “prompt corrective action” with respect to banks that do not meet minimum capital requirements. For these purposes, the Federal Deposit Insurance Corporation Improvement Act establishes five capital tiers:  well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. At December 31, 2006, Mutual was categorized as “well capitalized,” meaning that its total risk-based capital ratio exceeded 10%, its Tier I risk-based capital ratio exceeded 6%, its leverage ratio exceeded 5%, and it was not subject to a regulatory order, agreement or directive to meet and maintain a specific capital level for any capital measure.

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

Dividend Limitations

Under Federal Reserve Board supervisory policy, a bank holding company generally should not maintain its existing rate of cash dividends on common shares unless (i) the organization’s net income available to common shareholders over the past year has been sufficient to fully fund the dividends and (ii) the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality, and overall financial condition. The FDIC also has authority under the Financial Institutions Supervisory Act to prohibit a bank from paying dividends if, in its opinion, the payment of dividends

Index

would constitute an unsafe or unsound practice in light of the financial condition of the bank. Under Indiana law, Third Century is precluded from paying cash dividends if, after giving effect to such dividends, Third Century would be unable to pay its debts as they become due or Third Century’s total assets would be less than its liabilities and obligations to preferential shareholders.

Pursuant to the plan of conversion, Mutual established a liquidation account for the benefit of Eligible Account Holders and Supplemental Eligible Account Holders. Mutual is not permitted to pay dividends to Third Century if its net worth would be reduced below the amount required for the liquidation account.

Under Indiana law, Mutual may pay dividends without the approval of the DFI so long as its capital is unimpaired and those dividends in any calendar year do not exceed its net profits for that year plus its retained net profits for the previous two years. Dividends may not exceed undivided profits on hand (less losses, bad debts and expenses). Additional stringent regulatory requirements affecting dividend payments by Mutual, however, are established by the prompt corrective action provisions of the Federal Deposit Insurance Corporation Improvement Act, which are discussed above. Mutual’s capital levels at December 31, 2006 exceeded the criteria established to be designated as a “well capitalized” institution. Such institutions are required to have a total risk-based capital ratio of 10% or greater, a Tier I risk-based capital ratio of 6% or greater and a leverage ratio of 5% or greater.

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

As of December 31, 2006, the principal amount of the largest aggregate amount of loans which Mutual had to any one borrower was approximately $2.2 million. Mutual had no loans outstanding which management believes violate the applicable loans-to-one borrower limits. Mutual does not believe that the loans-to-one borrower limits have a significant impact on its business, operations and earnings.

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

Index

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

Federal Reserve System

Federal Reserve Board regulations require savings institutions and savings banks to maintain reserves against their transaction accounts (primarily negotiable order of withdrawal accounts) and certain nonpersonal time deposits. The reserve requirements are subject to adjustment by the Federal Reserve Board. As of December 31, 2006, Mutual was in compliance with the applicable reserve requirements of the Federal Reserve Board.

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

Index

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

Taxation

Federal Taxation.  Historically, savings institutions, such as Mutual, have been permitted to compute bad debt deductions using either the bank experience method or the percentage of taxable income method. However, for years beginning after December 31, 1995, no savings institution could use the percentage of taxable income method of computing its allowable bad debt deduction for tax purposes. Instead, all savings institutions are required to compute their allowable deduction using the experience method. As a result of the repeal of the percentage of taxable income method, reserves taken after 1987 using the percentage of taxable income method generally must be included in future taxable income over a six-year period, although a two-year delay may be permitted for associations meeting a residential mortgage loan origination test. We do not have any reserves taken after 1987 that must be recaptured. However, our pre-1988 reserve, for which no deferred taxes have been recorded, must be recaptured into

Index

income if (i) Mutual no longer qualifies as a bank under the Internal Revenue Code, or (ii) it pays out excess dividends or distributions. Although we do have some reserves from before 1988, we are not required to recapture these reserves.

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

The Company and Mutual have not and do not anticipate electing to file a consolidated federal income tax return for 2006.  Accordingly, the Company will be taxed separately on its earnings as an ordinary corporation.

State Taxation. The Company, Mutual and Mutual Financial Services are subject to Indiana’s Financial Institutions Tax, which is imposed at a flat rate of 8.5% on “adjusted gross income.” “Adjusted gross income,” for purposes of the Financial Institutions Tax, begins with taxable income as defined by Section 63 of the Internal Revenue Code and, thus, incorporates federal tax law to the extent that it affects the computation of taxable income. Federal taxable income is then adjusted by several Indiana modifications. Other applicable state taxes include generally applicable sales and use taxes and real and personal property taxes. Mutual’s state income tax returns have not been audited in recent years.

ITEM 2.                DESCRIPTION OF PROPERTY.

The Company conducts its business from its main office at 80 East Jefferson Street, Franklin, Indiana 46131. In addition to its main office, it has two other offices in Franklin: on North Main Street and at the Franklin United Methodist Community (retirement community). It also has an office in Trafalgar, an office in Nineveh and an office in Indianapolis. Five of its offices are in Johnson County and one office is in Marion County. The Company owns its main office, its office on North Main Street in Franklin, its Trafalgar office, its office in Indianapolis and it leases its other offices.

The Company currently operates four automatic teller machines, with one ATM located at its office on North Main Street in Franklin and one located at each of its offices in Indianapolis, Trafalgar and Nineveh. Mutual’s ATMs participate in the STAR® network.

The following table provides certain information with respect to the Company’s offices as of December 31, 2006:

Index

Description and Address	Owned or Leased	Lease Expiration Date	Year Opened	Net Book Value of Property, Furniture & Fixtures(3)
Main Office
80 East Jefferson Street	Owned	N/A	1890	$ 818,370
Main Street Office
1124 North Main Street	Owned	N/A	1995	$ 987,131
Methodist Community
1070 West Jefferson Street	Leased	2009(1)	1997	$ 6,171
Trafalgar Office
2 Trafalgar Square	Owned	N/A	1993	$ 350,105
Nineveh Office
7459 South Nineveh Road	Leased	2007(2)	2001	$ 15,709
Franklin Central Office
5630 South Franklin Road	Owned	N/A	2006	$ 1,406,738

(1)	The lease is for a term of five years commencing on September 1, 2004.
(2)	The current lease expired as of December 31, 2006. The Bank will pay rent on a month-to-month basis until a new lease is signed by both parties.
(3)	The above table excludes $743,435 for land purchased for future use and the Bank’s data processing equipment.

Management believes that the Company’s properties are in good condition and are suitable and adequate for continuing to conduct its business as it is now being conducted.  In addition to these branches, the Company purchased a building adjacent to its main office in Franklin.  The Company renovated the 72 East Jefferson Street building to house its administrative, trust and audit operations.  The Company opened its newest branch, Franklin Central in Indianapolis in June 2006.

The Company owns the computer and data processing equipment that it uses for transaction processing, loan origination, and accounting. The net book value of this equipment was approximately $89,589 at December 31, 2006. The Company also has contracted for the data processing and reporting services of Harland Incorporated in Cincinnati, Ohio. The cost of these data processing services is approximately $42,000 per month.

ITEM 3.                LEGAL PROCEEDINGS.

The Company is not a party to any pending legal proceedings, other than routine litigation incidental to the business.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of Third Century’s shareholders during the quarter ended  December 31, 2006.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

The information required by this item is incorporated by reference to the material under the heading “Market Price of Third Century’s Common Shares and Related Shareholder Matters” on page 49

Index

of Third Century’s 2006 Shareholder Annual Report in the form attached to this report as Exhibit 13 (the “Shareholder Annual Report”).

The Company repurchased no shares of its common stock during the fourth quarter of 2006.

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

If estimated changes in NPV exceed the guidelines established by the Board, management implements a program to adjust Mutual’s asset and liability mix to bring interest rate risk within the Board’s guidelines. The current Board approved limit is a 2.50% decrease in NPV relative to assets for a 300 b.p. instantaneous change in interest rates. Presented below, as of December 31, 2006 and 2005, are analyses prepared by the outside consulting firm of Mutual’s interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts of +300/-300 b.p. and +300/-300 b.p. changes in market interest rates for 2006 and 2005, respectively.

Index

2006	2006			2006
Change in	Net Portfolio Value		2006	NPV as % of PV of Assets
Rates	$ Amount	$ Change		% Change	NPV Ratio	Change
+300 b.p.*	$ 9,792	$ (1,914)		(16.4)%	8.02%	(1.47)%
0 b.p.	11,706				9.00%
-300 b.p.	10,707	(999)		(8.5)%	7.87%	(0.77)

2005	2005			2005
Change in	Net Portfolio Value		2005	NPV as % of PV of Assets
Rates	$ Amount	$ Change		% Change	NPV Ratio	Change
+300 b.p.*	$ 9,769	$ (2,250)		(18.7)%	8.51%	(1.83)%
0 b.p.	12,019				9.78
-300 b.p.	10,593	(1,426)		(11.9)	8.25	(1.16)

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

Based upon the December 31, 2006 estimation, Mutual’s NPV would decrease by 1.47% of assets in the event of an immediate 300 b.p. increase in interest rates and decrease 0.77% in the event of an immediate 300 b.p. decrease in interest rates.

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

Index

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

ITEM 8B.                OTHER INFORMATION.

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The information required by this item is incorporated by reference from the definitive proxy statement for the 2007 Annual Meeting of Shareholders.

ITEM 10.                EXECUTIVE COMPENSATION.

The information required by this item is incorporated by reference from the definitive proxy statement for the 2007 Annual Meeting of Shareholders.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item is incorporated by reference from the definitive proxy statement for the 2007 Annual Meeting of Shareholders.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The information required by this item is incorporated by reference from the definitive proxy statement for the 2007 Annual Meeting of Shareholders.

Index

ITEM 13.                EXHIBITS.

EXHIBIT NO.	DESCRIPTION

3(1)	Registrant’s Articles of Incorporation are incorporated by reference to Exhibit 3(1) to the Registration Statement on Form SB-2 (Registration No. 333-113691) (the “Registration Statement”).

3(2)	Registrant’s Amended Code of By-Laws is incorporated by reference to Exhibit 3(1) to the Registrant’s Form 10-QSB for the quarter ended September 30, 2004.

3(3)	Bylaw amendment

10(1)	Third Century Stock Option Plan is incorporated by reference to Exhibit 10(1) to the Registration Statement.

10(2)	Mutual Savings Bank Recognition and Retention Plan and Trust is incorporated by reference to Exhibit 10(2) to the Registration Statement.

10(3)	Employment Agreement between Mutual Savings Bank and Robert D. Heuchan is incorporated by reference to Exhibit 10(3) to the Registration Statement.

10(4)	Employment Agreement between Mutual Savings Bank and David A. Coffey is incorporated by reference to Exhibit 10(4) to the Registration Statement.

10(5)	Third Century Bancorp Employee Stock Ownership Plan and Trust Agreement is incorporated by reference to Exhibit 10(5) to the Registration Statement.

10(6)	Service Agreement with Intrieve, Incorporated is incorporated by reference to Exhibit 10(6) to the Registration Statement.

10(7)	Exempt Loan and Share Purchase Agreement is incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 2004.

13	2006 Shareholder Annual Report

14	Code of Ethics is incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 2004.

21	Subsidiaries of the Registrant is incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 2005.

23	Consent of BKD, LLP

31(1)	Chief Executive Officer Certification

31(2)	Chief Financial Officer Certification

32	Section 906 Certification

ITEM 14.                PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Incorporated by reference into the definitive proxy statement of the Company for the 2007 Annual Meeting of Shareholders.

Index

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THIRD CENTURY BANCORP

Date: March 21, 2007	By:	/s/ Robert D. Heuchan
Robert D. Heuchan, President and
Chief Executive Officer
In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Robert D. Heuchan	President, Chief Executive Officer
Robert D. Heuchan	and Director	March 21, 2007

/s/ Debra K. Harlow	Chief Financial Officer (Principal Financial and Accounting
Debra K. Harlow	Officer)	March 21, 2007

/s/ David A. Coffey
David A. Coffey	Director	March 21, 2007

/s/ Robert L. Ellett
Robert L. Ellett	Director	March 21, 2007

/s/ Jerry D. Petro
Jerry D. Petro	Director	March 21, 2007

/s/ Robert D. Schafstall
Robert D. Schafstall	Director	March 21, 2007

Index

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

3(1)	Registrant’s Articles of Incorporation are incorporated by reference to Exhibit 3(1) to the Registration Statement on Form SB-2 (Registration No. 333-113691) (the “Registration Statement”).

3(2)	Registrant’s Amended Code of By-Laws is incorporated by reference to Exhibit 3(1) to the Registrant’s Form 10-QSB for the quarter ended September 30, 2004.

3(3)	Bylaw amendment

10(1)	Third Century Stock Option Plan is incorporated by reference to Exhibit 10(1) to the Registration Statement.

10(2)	Mutual Savings Bank Recognition and Retention Plan and Trust is incorporated by reference to Exhibit 10(2) to the Registration Statement.

10(3)	Employment Agreement between Mutual Savings Bank and Robert D. Heuchan is incorporated by reference to Exhibit 10(3) to the Registration Statement.

10(4)	Employment Agreement between Mutual Savings Bank and David A. Coffey is incorporated by reference to Exhibit 10(4) to the Registration Statement.

10(5)	Third Century Bancorp Employee Stock Ownership Plan and Trust Agreement is incorporated by reference to Exhibit 10(5) to the Registration Statement.

10(6)	Service Agreement with Intrieve, Incorporated is incorporated by reference to Exhibit 10(6) to the Registration Statement.

10(7)	Exempt Loan and Share Purchase Agreement is incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 2004.

13	2006 Shareholder Annual Report

14	Code of Ethics is incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 2004.

21	Subsidiaries of the Registrant is incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 2005.

23	Consent of BKD, LLP

31(1)	Chief Executive Officer Certification

31(2)	Chief Financial Officer Certification

32	Section 906 Certification