Form 10QSB
period 2007-03-31
THIRD CENTURY BANCORP
filed 2007-05-15
CIK 1282847

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______

Commission file number: 000-50828

THIRD CENTURY BANCORP
(Exact name of small business issuer as specified in its charter)

Indiana	20-0857725
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

80 East Jefferson Street
Franklin, Indiana 46131
(Address of principal executive offices)

(317) 736-7151
(Issuer’s telephone number)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
YES  ☒                      NO ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES  ☐                      NO  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: April 30, 2007 – 1,611,003 common shares

Transitional Small Business Disclosure Format (Check one):  Yes ☐  No ☒

THIRD CENTURY BANCORP
FORM 10-QSB

Index

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements

THIRD CENTURY BANCORP
Consolidated Condensed Balance Sheets

	As of	As of
	March 31, 2007 (Unaudited)	December 31, 2006
Assets	(in thousands)
Cash and due from banks	$488	$620
Interest-earning demand deposits	12,058	8,872
Cash and cash equivalents	12,546	9,492
Held to maturity securities	6,264	5,209
Loans, net of allowance for loan losses of $899 and $936	111,436	111,937
Premises and equipment	4,302	4,328
Federal Home Loan Bank stock	1,255	1,255
Interest receivable	631	643
Other assets	720	639
Total assets	$137,154	$133,503

Liabilities
Deposits
Demand	$10,009	$9,590
Savings, NOW and money market	41,243	40,085
Time	41,229	38,893
Total deposits	92,481	88,568
Federal Home Loan Bank advances	24,600	24,600
Other liabilities	568	585
Total liabilities	117,649	113,753

Commitments and Contingencies	~~–~~	~~–~~

Equity Contributed by ESOP	354	324

Stockholders' Equity
Preferred stock, without par value, authorized and unissued 2,000,000 shares	~~–~~	~~–~~
Common stock, without par value
Authorized - 20,000,000 shares
Issued and outstanding – 1,627,843 and 1,653,125 shares	13,431	13,685
Retained earnings	5,720	5,741
Total stockholders' equity	19,151	19,426
Total liabilities and stockholders’ equity	$137,154	$133,503

See notes to consolidated condensed financial statements.

Index

THIRD CENTURY BANCORP
Consolidated Condensed Statements of Income
(Unaudited)
	Three Months Ended March 31,
	2007	2006
	(dollars in thousands, except per share amounts)
Interest Income
Loans receivable	$1,891	$1,682
Investment securities	66	92
Federal Home Loan Bank stock	13	14
Interest-earning deposits	84	47
Total interest income	2,054	1,835

Interest expense
Deposits	654	480
Federal Home Loan Bank advances	284	160
Total interest expense	938	640

Net interest income	1,116	1,195
Provision for loan losses	15	15
Net interest income after provision for loan losses	1,101	1,180

Other income
Service charges on deposit accounts	66	74
Other service charges and fees	68	70
Net gains on loan sales	13	19
Other income	45	57
Total other income	192	220

Other expenses
Salaries and employee benefits	720	733
Net occupancy and equipment expenses	142	110
Data processing fees	103	105
Professional Services	38	26
ATM Expense	34	29
Other expenses	176	164
Total other expenses	1,213	1,167

Income before income tax	80	233
Income tax expense	40	90

Net income	$40	$143

Weighted average common shares - basic	1,482	1,472
Weighted average common shares- diluted	1,488	1,472
Earnings per share - basic	$0.03	$0.10
Earnings per share - diluted	$0.03	$0.10
Dividends declared per share	$0.04	$0.04

See notes to consolidated condensed financial statements.

Index

THIRD CENTURY BANCORP
Consolidated Condensed Statement of Stockholders’ Equity
 (Unaudited)
(Dollar amounts in thousands)

	Common Stock
	Shares		Retained
	Outstanding	Amount	Earnings	Total
Balances, January 1, 2007	1,653,125	$13,685	$5,741	$19,426
Net and comprehensive income	~~–~~	~~–~~	40	40
Repurchase of stock	(25,282)	(294)	~~–~~	(294)
RRP Shares Earned	~~–~~	40	~~–~~	40
Dividends paid ($0.04 per share outstanding)	~~–~~	~~–~~	(61)	(61)
Balances, March 31, 2007	1,627,843	$13,431	$5,720	$19,151

See notes to consolidated condensed financial statements.

Index

THIRD CENTURY BANCORP
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2007	2006
	(in thousands)
Operating Activities
Net income	$40	$143
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	15	15
Depreciation	53	44
Investment securities (accretion) amortization, net	39	4
Amortization of mortgage servicing rights	11	10
Gain on sale of loans	(13)	(19)
Loans originated for sale in the secondary market	(698)	(1,022)
Proceeds from sale of loans in the secondary market	711	1,041
RRP compensation expense	40	40
ESOP compensation expense	30	34
Net change in
Interest receivable	12	5
Other assets	(86)	22
Other liabilities	(18)	43
Net cash provided by operating activities	136	360

Investing Activities
Purchases of securities held to maturity	(2,341)	(1,000)
Proceeds from maturities of securities held to maturity	1,248	2,074
Proceeds from maturities of interest-bearing time deposits	–	200
Net changes in loans	480	(3,475)
Purchases of premises and equipment	(27)	(292)
Net cash used by investing activities	(640)	(2,493)

Financing Activities
Net change in
Demand and savings deposits	1,578	834
Certificate of deposits	2,335	(547)
Cash dividend on common stock	(61)	(68)
Repurchase shares of common stock	(294)	–
Proceeds from FHLB advances	–	1,000
Payments on FHLB advances	–	(2,000)
Net cash provided (used) by financing activities	3,558	(781)

Net Change in Cash and Equivalents	3,054	(2,914)

Cash and Cash Equivalents, Beginning of Period	9,492	7,853

Cash and Cash Equivalents, End of Period	$12,546	$4,939
Additional Cash Flows Information
Interest paid	$918	$634
Income tax paid (net of refunds)	$12	$30
Noncash Activity
Return of capital declared March 16, 2006 paid May 8, 2006		$3,306

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

The activities of Third Century are primarily limited to holding the stock of Mutual. Mutual conducts business primarily in Johnson County, southeast Marion County and surrounding counties.   Mutual attracts deposits from the general public and originates loans for consumer, residential and commercial purposes. Mutual’s profitability is significantly dependent on net interest income, which is the difference between interest income generated from interest-earning assets (i.e. loans and investments) and the interest expense paid on interest-bearing liabilities (i.e. customer deposits and borrowed funds).  Net interest income is affected by the relative amount of interest-earning assets and interest-bearing liabilities and the interest received or paid on these balances.  The level of interest paid or received by Mutual can be significantly influenced by a number of factors, such as governmental monetary policy, competition within our market area and the performance of the national and local economies.

Mutual also owns one subsidiary, Mutual Financial Services, Inc. (Financial), which is engaged primarily in mortgage life insurance sales and servicing.

Note 1: Basis of Presentation

The accompanying unaudited consolidated condensed financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America.  Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Third Century for the fiscal year ended December 31, 2006 included in Third Century’s Annual Report filed as an attachment to its Form 10-KSB.  However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair representation of the financial statements have been included.  The results of operations for the three-month period ended March 31, 2007, are not necessarily indicative of the results which may be expected for the entire year.

The consolidated condensed balance sheet of Third Century as of December 31, 2006 has been derived from the audited consolidated balance sheet of Third Century as of that date.

Note 2:  Change in Accounting Principle

Effective January 1, 2007, Third Century Bancorp adopted Statement of Financial Accounting Standards No. 156 (SFAS No. 156), Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.  SFAS 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits entities to elect either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of SFAS No. 140 for subsequent measurement.  The Company elected to continue with the amortization and impairment requirements of SFAS No. 140, which will not have a material effect on our financial condition or results of operations.

The Company and its subsidiary file income tax returns in the U.S. federal and Indiana jurisdictions.  With few exceptions, the Company is no longer subject to U.S. federal, state and local examinations by tax authorities for years before 2003.

Index

The Company adopted the provisions of the Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, on January 1, 2007.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure and transition.  As a result of the implementation of FIN 48, the Company did not identify any uncertain tax positions that it believes should be recognized in the financial statements.

Note 3: Principles of Consolidation

The consolidated financial statements include the accounts of Third Century, Mutual and Financial.  All significant intercompany balances and transactions have been eliminated in the accompanying consolidated financial statements.

Note 4: Earnings Per Share

Earnings per share is computed based upon the weighted average common shares outstanding during the period. Unearned ESOP shares and unearned RRP shares are not considered outstanding for the earnings per share calculation.  The following table presents the factors used in the earnings per share computation for the three months ending March 31, 2007 and March 31, 2006:

	Three Months Ended March 31,	Three Months Ended March 31,
	2007	2006
Basic:
Net income	$40	$143

Weighted average common shares outstanding	1,482	1,472

Basic earnings per common share	$0.03	$0.10

Diluted:
Net Income	$40	$143

Weighted average common shares outstanding	1,482	1,472
Add: Dilutive effects of assumed exercises of stock options	6	–

Average shares and dilutive potential common shares	1,488	1,472

Diluted earnings per common share	$0.03	$0.10

Note 5: Effect of Recent Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements.  This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or

Index

use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating and has not yet determined the impact the new standard is expected to have on its financial position and results of operations.

In September 2006, the FASB Emerging Issues Task Force (EITF) finalized Issue No. 06−5, Accounting for Purchases of Life Insurance - Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85−4 (Accounting for Purchases of Life Insurance).  This issue requires that a policyholder consider contractual terms of a life insurance policy in determining the amount that could be realized under the insurance contract.  It also requires that if the contract provides for a greater surrender value if all individual policies in a group are surrendered at the same time, that the surrender value be determined based on the assumption that policies will be surrendered on an individual basis.  Lastly, the issue discusses whether the cash surrender value should be discounted when the policyholder is contractually limited in its ability to surrender a policy.  This issue is effective for fiscal years beginning after December 15, 2006.  The Company does not expect that the adoption EITF No. 06-5 will have a material impact on financial condition of results of operations.

On February 15, 2007, the FASB issued its Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115.  FAS 159 permits entities to elect to report most financial assets and liabilities at their fair value with changes in fair value included in net income.  The fair value option may be applied on an instrument-by-instrument or instrument class-by-class basis.  The option is not available for deposits withdrawable on demand, pension plan assets and obligations, leases, instruments classified as stockholders’ equity, investments in consolidated subsidiaries and variable interest entities and certain insurance policies. The new standard is effective at the beginning of the Company’s fiscal year beginning January 1, 2008, and early application may be elected in certain circumstances.  The Company is currently evaluating and has not yet determined the impact the new standard is expected to have on its financial position and results of operations.

Item 2.	Management’s Discussion and Analysis or Plan of Operation

Forward Looking Statements

This Quarterly Report on Form 10-QSB (“Form 10-QSB”) contains statements which constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements appear in a number of places in this Form 10-QSB and include statements regarding the intent, belief, outlook, estimate or expectations of Third Century (as defined in the notes to the consolidated condensed financial statements), its directors or its officers primarily with respect to future events and the future financial performance of Third Century.  Readers of the Form 10-QSB are cautioned that any such forward looking statements are not guarantees of future events or performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward looking statements as a result of various factors.  The accompanying information contained in this Form 10-QSB identifies important factors that could cause such differences.  These factors include changes in interest rates; loss of deposits and loan demand to other financial institutions; substantial changes in financial markets; changes in real estate values and the real estate market; or regulatory changes, as discussed further below:

(a)           Regulatory Risk.  The banking industry is heavily regulated.  These regulations are intended to protect depositors, not shareholders.  Third Century and Mutual are subject to regulation and supervision by the Indiana Department of Financial Institutions, Federal Deposit Insurance Corporation, and the Board of Governors of the Federal Reserve System.  The burden imposed by federal and state regulations puts banks at a competitive disadvantage compared to less regulated competitors such as finance companies, mortgage banking companies and leasing companies.  The banking industry continues to lose market share to such competitors.

(b)           Legislation.  Because of concerns relating to the competitiveness and the safety and soundness of the industry, Congress continues to consider a number of wide-ranging

Index

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

(d)           Exposure to Local Economic Conditions.  Mutual’s primary market area for deposits and loans encompasses Johnson County and southeast Marion County, in central Indiana.  A substantial percent of the Bank’s business activities are within this area.  This concentration exposes the Bank to risks resulting from changes in the local economy.  A dramatic drop in local real estate values would, for example, adversely affect the quality of the Bank’s loan portfolio.

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

Critical Accounting Policies

Generally accepted accounting principles are complex and require management to apply significant judgments to various accounting, reporting and disclosure matters. Management of Third Century must use assumptions and estimates to apply these principles where actual measurement is not possible or practical. For a complete discussion of Third Century’s significant accounting policies, see Note 1 to the Consolidated Financial Statements of Third Century’s Form 10KSB as of December 31, 2006. Certain policies are considered critical because they are highly dependent upon subjective or complex judgments, assumptions and estimates. Changes in such estimates may have a significant impact on the financial statements. Management has reviewed the application of these policies with the Audit Committee of Third Century’s Board of Directors. Those policies include the following:

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

Index

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

Mutual’s primary market area for lending is southeastern Marion County and Johnson County, Indiana. When evaluating the adequacy of the allowance, consideration is given to this regional geographic concentration and the closely associated effect changing economic conditions have on Mutual’s customers.

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

Comparison of Financial Condition at March 31, 2007 and at December 31, 2006

Total assets increased $3.7 million or 2.73% to $137.2 million at March 31, 2007 from $133.5 million at December 31, 2006.  Total interest-earning demand deposits grew by $3.2 million or 35.91% to $12.1 million at March 31, 2007 from $8.9 million at December 31, 2006.  In addition, investments held to maturity increased to $6.3 million at March 31, 2007 from $5.2 million at December 31, 2006, which

Index

represented an increase of $1.1 million or 20.25%.  The increases in interest-earning demand deposits and investments reflected the investment of $3.9 million in new deposits.

Total liabilities increased by $3.9 million or 3.42% to $117.6 million at March 31, 2007 from $113.7 million at December 31, 2006.   The majority of this increase was due to growth in total deposits to $92.5 million at March 31, 2007 from $88.6 million at December 31, 2006.  Time deposits increased to $41.2 million at March 31, 2007, which represented an increase of $2.3 million, or 6.01%, and savings, NOW and money market balances increased to $41.2 million at March 31, 2007, which represented an increase of $1.2 million, or 2.89% from $40.0 million at December 31, 2006, respectively.  The Bank continued to offer special rates for new time deposits opened at Mutual and opened several new money market accounts which represented $1.5 million in new balances as of March 31, 2007.  Mutual does not currently bid for public funds or offer brokered deposits.

Total stockholders’ equity decreased to $19.2 million at March 31, 2007 from $19.4 million at December 31, 2006, representing a decrease of $275,000 or 1.42%.  On November 17, 2006, the Company announced that its Board of Directors had authorized the repurchase of up to 5% of its outstanding shares of common stock, or 82,656 shares, commencing November 17, 2006.  For the quarter ended March 31, 2007, the Company paid $294,000 to repurchase 25,282 shares of stock. The equity contributed by the ESOP increased $30,000 to $354,000 at March 31, 2007 from $324,000 at December 31, 2006. Third Century paid year-to-date cash dividends of $61,000.

Comparison of Operating Results for the Three Months Ended March 31, 2007 and 2006

General.  Net income for the quarter ended March 31, 2007 was $40,000 compared to net income of $143,000 for the quarter ended March 31, 2006.  Net interest income decreased $79,000 or 6.61% and other income decreased by $28,000, or 12.73% for the quarter ended March 31, 2007 compared to the quarter ended March 31, 2006.  In contrast, other expenses increased by $46,000 or 3.94%.  See the following subsections for further discussion of these changes.

Interest Income.  Interest income for the quarter ended March 31, 2007 was $2.1 million compared to $1.8 million for the quarter ended March 31, 2006.  The increase during the comparative periods of $219,000, consisted primarily of an increase in interest income from loans of $209,000 or 12.43%.

The average balances of interest-earning assets for the quarter ended March 31, 2007 was $128.5 million, which represented an increase of $5.5 million or 4.47%, from the quarter ended March 31, 2006.  The average yield on the average balance of interest-earning assets increased to 6.39% for the quarter ended March 31, 2007 from 5.97% for the quarter ended March 31, 2006. The average yield on loan balances increased by 41 basis points, the average yield on interest-earning deposit balances increased 40 basis points and the average yield on investment balances increased 77 basis points during the quarter ended March 31, 2007 as compared to the quarter ended March 31, 2006.  The average balances for loans increased $5.9 million to $113.5 million and the average balance for interest-earning deposits increased $3.1 million to $8.2 million, while the average balances for investments decreased $3.7 million to $5.5 million during the quarter ended at March 31, 2007 as compared to the quarter ended March 31, 2006.

Interest Expense.  Interest expense for the quarter ended March 31, 2007 was $938,000 compared to $640,000 for the quarter ended March 31, 2006, an increase of $298,000 or 46.56%.  The average balance of interest-bearing liabilities increased to $102.5 million for the quarter ended March 31, 2007 from $94.1 million for the quarter ended March 31, 2006, with the average interest rate increasing to 3.66% for the quarter ended March 31, 2007 from 2.72% for the quarter ended March 31, 2006.

Net Interest Income.  Net interest income of $1.1 million for the quarter ended March 31, 2007 reflects a $79,000 or 6.61% decrease from the net interest income before provision for loan losses for the quarter ended March 31, 2006.

Provision for Loan Losses.  Mutual recorded a provision for loan losses of $15,000 during the quarter ended March 31, 2007 and March 31, 2006.  In evaluating the adequacy of loan loss allowances, management considers factors such as delinquency trends, portfolio compositions, past loss experience

Index

and other factors such as general economic conditions.  During the past year, Mutual’s nonperforming assets increased to $259,000 at March 31, 2007 from $243,000 at March 31, 2006 and the percentage of nonperforming assets to total assets was 0.19% for both respective time periods.  Mutual recorded charge offs of $53,000 less recoveries of $1,000 for the quarter ended March 31, 2007 and charge offs of $1,000 less recoveries of $2,000 for the quarter ended March 31, 2006.

Other Income.  Total other income was $192,000 for the quarter ended March 31, 2007 and $220,000 for the quarter ended March 31, 2006, which represents a decrease of $28,000 or 12.73%.  Income from fiduciary services decreased $13,000, or 47.27%, to $15,000 and service charges on deposit accounts decreased $8,000, or 10.84%, to $66,000, respectively, for the quarter ended March 31, 2007.  The decrease in income from fiduciary services was due to two estate fees collected in March 2006 of approximately $14,000.  The decrease in service charges on deposit accounts was due to the changes made to the Bank’s deposit fee structure which encouraged changes in some customers’ account management practices.

Other Expense.  Total other expense for each of the quarters ended March 31, 2007 and 2006 was approximately $1.2 million.  Net occupancy and equipment expenses increased $32,000 or 29.09% to $142,000 for the quarter ended March 31, 2007.  The Bank started recording depreciation and utility expenses for its Franklin Central Branch, which opened June 1, 2006.  Increased property tax rates and taxable property in 2006 resulted in increased real estate tax expense for 2007.

Income Taxes.  Mutual recognized income tax expense of $40,000 for the quarter ended March 31, 2007, as compared to $90,000 for the quarter ended March 31, 2006, which represents an increase in the effective tax rate to 38.95% at March 31, 2007 from 38.63% at March 31, 2006.

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

Third Century, from time to time, is a party to routine litigation, which arises in the normal course of business, such as claims to enforce liens, condemnation proceedings on properties in which Mutual Savings Bank holds security interests, claims involving the making and servicing of real property loans,

Index

and other issues incident to the business of Third Century.  There were no lawsuits pending or known to be contemplated against Third Century at March 31, 2007 that would have a material effect on Third Century’s operations or income.

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

THIRD CENTURY BANCORP

Date: May 4, 2007	By:	/s/ Robert D. Heuchan
Robert D. Heuchan President and Chief Executive Officer

	By:	/s/ Debra K. Harlow
Debra K. Harlow Chief Financial Officer

Index

Exhibit Index

Exhibit No.	Description

31.1	Rule 13a-14(a) Certification of Robert D. Heuchan, President and Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Debra K. Harlow, Vice President and Chief Financial Officer
32.1	Section 1350 Certification of Robert D. Heuchan
32.2	Section 1350 Certification of Debra K. Harlow

E-1