Form 10QSB
period 2007-06-30
THIRD CENTURY BANCORP
filed 2007-08-14
CIK 1282847

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______

Commission file number: 000-50828

THIRD CENTURY BANCORP
(Exact name of small business issuer as specified in its charter)

Indiana	20-0857725
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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
YES ☐                      NO ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: July 31, 2007 – 1,583,599 common shares

Transitional Small Business Disclosure Format (Check one):  Yes ☐    No ☒

THIRD CENTURY BANCORP
FORM 10-QSB

Index

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements

THIRD CENTURY BANCORP
Consolidated Condensed Balance Sheets

	As of	As of
	June 30, 2007 (Unaudited)	December 31, 2006
Assets	(in thousands)
Cash and due from banks	$520	$620
Interest-earning demand deposits	9,492	8,872
Cash and cash equivalents	10,012	9,492
Held to maturity securities	7,807	5,209
Loans, net of allowance for loan losses of $881 and $936	111,268	111,937
Premises and equipment	4,265	4,328
Federal Home Loan Bank stock	1,255	1,255
Interest receivable	655	643
Other assets	658	639
Total assets	$135,920	$133,503

Liabilities
Deposits
Demand	$10,272	$9,590
Savings, NOW and money market	41,878	40,085
Time	39,343	38,893
Total deposits	91,493	88,568
Federal Home Loan Bank advances	24,600	24,600
Other liabilities	613	585
Total liabilities	116,706	113,753

Commitments and Contingencies	~~–~~	~~–~~

Equity Contributed by ESOP	383	324

Stockholders' Equity
Preferred stock, without par value, authorized and unissued 2,000,000 shares	~~–~~	~~–~~
Common stock, without par value
Authorized - 20,000,000 shares
Issued and outstanding – 1,596,896 and 1,653,125 shares	13,096	13,685
Retained earnings	5,735	5,741
Total stockholders' equity	18,831	19,426
Total liabilities and stockholders’ equity	$135,920	$133,503

See notes to consolidated condensed financial statements.

Index

THIRD CENTURY BANCORP
Consolidated Condensed Statements of Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(dollars in thousands, except share and per share amounts)
Interest Income
Loans receivable	$1,905	$1,814	$3,796	$3,496
Investment securities	84	79	142	171
Federal Home Loan Bank stock	18	13	31	27
Interest-earning deposits	129	33	221	80
Total interest income	2,136	1,939	4,190	3,774

Interest expense
Deposits	687	519	1,341	999
Federal Home Loan Bank advances	287	224	571	384
Total interest expense	974	743	1,912	1,383

Net interest income	1,162	1,196	2,278	2,391
Provision for loan losses	15	15	30	30
Net interest income after provision for loan losses	1,147	1,181	2,248	2,361

Other income
Service charges on deposit accounts	67	71	133	145
Other service charges and fees	84	87	151	157
Net gains on loan sales	24	26	37	45
Other income	57	69	102	127
Total other income	232	253	423	474

Other expenses
Salaries and employee benefits	706	732	1,426	1,465
Net occupancy and equipment expenses	138	128	280	238
Data processing fees	100	105	203	210
Professional Services	52	27	90	53
ATM Expense	35	30	69	59
Other expenses	211	181	387	345
Total other expenses	1,242	1,203	2,455	2,370

Income before income tax	137	231	216	465
Income tax expense	64	93	103	184

Net income	$73	$138	$113	$281

Weighted average common shares - basic	1,457	1,475	1,469	1,473
Weighted average common shares- diluted	1,463	1,475	1,475	1,473
Earnings per share - basic	$0.05	$0.09	$0.08	$0.19
Earnings per share - diluted	$0.05	$0.09	$0.08	$0.19
Dividends declared per share	$0.04	$0.04	$0.08	$0.08
Return of capital declared per share	--	--	--	$2.00

See notes to consolidated condensed financial statements.

Index

THIRD CENTURY BANCORP
Consolidated Condensed Statement of Stockholders’ Equity
 (Unaudited)
(Dollar amounts in thousands)

	Common Stock
	Shares		Retained
	Outstanding	Amount	Earnings	Total
Balances, January 1, 2007	1,653,125	$13,685	$5,741	$19,426
Net and comprehensive income	–	–	113	113
Repurchase of stock	(61,684)	(729)	–	(729)
Exercised options	5,455	60	–	60
RRP Shares Earned	–	80	–	80
Dividends paid ($0.08 per share outstanding)	–	–	(119)	(119)
Balances, June 30, 2007	1,596,896	$13,096	$5,735	$18,831

See notes to consolidated condensed financial statements.

Index

THIRD CENTURY BANCORP
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2007	2006
	(in thousands)
Operating Activities
Net income	$113	$281
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	30	30
Depreciation	106	92
Investment securities (accretion) amortization, net	(47)	(8)
Amortization of mortgage servicing rights	24	20
Gain on sale of loans	(37)	(45)
Loans originated for sale in the secondary market	(1,754)	(2,453)
Proceeds from sale of loans in the secondary market	1,791	2,498
RRP compensation expense	80	79
ESOP compensation expense	60	64
Net change in
Interest receivable	(13)	(11)
Other assets	(18)	6
Other liabilities	27	(21)
Net cash provided by operating activities	362	532

Investing Activities
Purchases of securities held to maturity	(5,204)	(1,400)
Proceeds from maturities of securities held to maturity	2,653	4,019
Proceeds from maturities of interest-bearing time deposits	–	200
Purchases of FHLB stock	–	(164)
Net changes in loans	614	(5,820)
Purchases of premises and equipment	(43)	(923)
Net cash used by investing activities	(1,980)	(4,088)

Financing Activities
Net change in
Demand and savings deposits	2,476	(1,830)
Certificate of deposits	450	(709)
Cash dividend on common stock	(119)	(125)
Return of capital dividend on common stock	–	(3,306)
Repurchase shares of common stock	(729)	–
Exercised stock options	60	–
Proceeds from FHLB advances	–	9,600
Payments on FHLB advances	–	(2,000)
Net cash provided by financing activities	2,138	1,630

Net Change in Cash and Equivalents	520	(1,926)

Cash and Cash Equivalents, Beginning of Period	9,492	7,853

Cash and Cash Equivalents, End of Period	$10,012	$5,927
Additional Cash Flows Information
Interest paid	$1,914	$1,355
Income tax paid (net of refunds)	$102	$210

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

Note 1: Basis of Presentation

The accompanying unaudited consolidated condensed financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America.  Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Third Century for the fiscal year ended December 31, 2006 included in Third Century’s Annual Report filed as an attachment to its Form 10-KSB.  However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair representation of the financial statements have been included.  The results of operations for the six-month period ended June 30, 2007, are not necessarily indicative of the results which may be expected for the entire year.

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

Index

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

Note 4: Earnings Per Share

Earnings per share is computed based upon the weighted average common shares outstanding during the period. Unearned ESOP shares and unearned RRP shares are not considered outstanding for the earnings per share calculation.  The following table presents the factors used in the earnings per share computation for the three and six months ending June 30, 2007 and June 30, 2006:

	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
	2007	2006	2007	2006
Basic:
Net income	$73	$138	$113	$281

Weighted average common shares outstanding	1,457	1,475	1,469	1,473

Basic earnings per common share	$0.05	$0.09	$0.08	$0.19

Diluted:
Net income	$73	$138	$113	$281

Weighted average common shares outstanding	1,457	1,475	1,469	1,473
Add: Dilutive effects of assumed exercises of stock options	6	–	6	–

Average shares and dilutive potential common shares	1,463	1,475	1,475	1,473

Diluted earnings per common share	$0.05	$0.09	$0.08	$0.19

Note 5: Effect of Recent Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements.  This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. The

Index

Company is currently evaluating, and has not yet determined, the impact the new standard is expected to have on its financial position and results of operations.

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

On February 15, 2007, the FASB issued its Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115.  FAS 159 permits entities to elect to report most financial assets and liabilities at their fair value with changes in fair value included in net income.  The fair value option may be applied on an instrument-by-instrument or instrument class-by-class basis.  The option is not available for deposits withdrawable on demand, pension plan assets and obligations, leases, instruments classified as stockholders’ equity, investments in consolidated subsidiaries and variable interest entities and certain insurance policies. The new standard is effective at the beginning of the Company’s fiscal year beginning January 1, 2008, and early application may be elected in certain circumstances.  The Company is currently evaluating, and has not yet determined, the impact the new standard is expected to have on its financial position and results of operations.

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

Index

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

Comparison of Financial Condition at June 30, 2007 and at December 31, 2006

Total assets increased $2.4 million or 1.81% to $135.9 million at June 30, 2007 from $133.5 million at December 31, 2006.  Total held to maturity securities increased $2.6 million or 49.88% to $7.8 million at June 30, 2007 from $5.2 million at December 31, 2006.  The increase in held to maturity securities resulted from the investment of cash received from an increase in total deposits of $2.9 million or 3.30%.

Index

The allowance for loan losses decreased $55,000 or 5.91% to $881,000 at June 30, 2007 from $936,000 at December 31, 2006.  At June 30, 2007, the allowance for loan losses represented 0.79% of total loans outstanding, which decreased from 0.83% at December 31, 2006.  Non-performing assets increased to $336,000 at June 30, 2007 from $109,000 at December 31, 2006, which represented 0.25% and 0.08% of total assets for the same respective periods.  No additional provision to the allowance for loan losses is currently deemed necessary due to the strength of the collateral associated with the non-performing assets.

Total liabilities increased by $3.0 million or 2.60% to $116.7 million at June 30, 2007 from $113.7 million at December 31, 2006.   The majority of this increase was due to growth in total deposits to $91.5 million at June 30, 2007 from $88.6 million at December 31, 2006.  Savings, NOW and money market balances increased to $41.9 million at June 30, 2007, which represented an increase of $1.8 million, or 4.47%.  The Bank opened several new money market accounts since December 31, 2006, which represented $3.5 million in new balances as of June 30, 2007.  Mutual does not currently bid for public funds or offer brokered deposits.

Total stockholders’ equity decreased to $18.8 million at June 30, 2007 from $19.4 million at December 31, 2006, representing a decrease of $595,000 or 3.06%.  On November 17, 2006, the Company announced that its Board of Directors had authorized the repurchase of up to 5% of its outstanding shares of common stock, or 82,656 shares, commencing November 17, 2006.  As of June 30, 2007, the Company paid $729,000 to repurchase 61,684 shares of stock. The equity contributed by the ESOP increased $59,000 to $383,000 at June 30, 2007 from $324,000 at December 31, 2006. Third Century paid year-to-date cash dividends of $119,000.

Comparison of Operating Results for the Three Months Ended June 30, 2007 and 2006

General.  Net income for the quarter ended June 30, 2007 was $73,000 compared to net income of $138,000 for the quarter ended June 30, 2006.  Net interest income decreased $34,000 or 2.84% and other income decreased by $21,000, or 8.30% for the quarter ended June 30, 2007 compared to the quarter ended June 30, 2006.  Other expenses increased by $39,000 or 3.24%.

Interest Income.  Interest income for the quarter ended June 30, 2007 was $2.1 million compared to $1.9 million for the quarter ended June 30, 2006.  The increase during the comparative periods of $197,000, consisted primarily of increases in interest income from interest-earning deposits of $96,000 or 290.91% and in interest income from loans of $91,000 or 5.02%.

The average balances of interest-earning assets for the quarter ended June 30, 2007 was $132.4 million, which represented an increase of $7.8 million or 6.30%, from the quarter ended June 30, 2006.  The average yield on the average balance of interest-earning assets increased to 6.45% for the quarter ended June 30, 2007 from 6.23% for the quarter ended June 30, 2006. The average yield on interest-earning deposits increased 138 basis points and the average yield on loan balances increased by 25 basis points during the quarter ended June 30, 2007 as compared to the quarter ended June 30, 2006.  The average balance for interest-earning deposits increased $7.3 million to $11.5 million and average balances for loans increased $1.3 million to $112.8 million during the quarter ended June 30, 2007 as compared to the quarter ended June 30, 2006.

Interest Expense.  Interest expense for the quarter ended June 30, 2007 was $974,000 compared to $743,000 for the quarter ended June 30, 2006, an increase of $231,000 or 31.09%.  The average balance of interest-bearing liabilities increased to $108.1 million for the quarter ended June 30, 2007 from $96.9 million for the quarter ended June 30, 2006, with the average interest rate increasing to 3.60% from 3.07% for the same respective periods.

Net Interest Income.  Net interest income of $1.2 million for the quarter ended June 30, 2007 reflects a $34,000 or 2.84% decrease from the net interest income before provision for loan losses for the quarter ended June 30, 2006.

Provision for Loan Losses.  Mutual recorded a provision for loan losses of $15,000 during the quarters ended June 30, 2007 and June 30, 2006.  In evaluating the adequacy of loan loss allowances,

Index

management considers factors such as delinquency trends, portfolio composition, past loss experience and other factors such as general economic conditions.  During the past year, Mutual’s nonperforming assets increased to $336,000 at June 30, 2007 from $86,000 at June 30, 2006 and the percentage of nonperforming assets to total assets increased to 0.25% from 0.07% for the same respective time periods.  Mutual recorded charge offs of $35,000 less recoveries of $2,000 for the quarter ended June 30, 2007 and charge offs of $28,000 less recoveries of $1,000 for the quarter ended June 30, 2006.  Although nonperforming assets have increased for the quarter ended June 30, 2007 as compared to the quarter ended June 30, 2006, the collateral associated with the nonperforming assets is adequate enough to cover any potential losses and requires no additional provision at this time.

Other Income.  Total other income was $232,000 for the quarter ended June 30, 2007 and $253,000 for the quarter ended June 30, 2006, which represents a decrease of $21,000 or 8.30%.  For the quarter ended June 30, 2006, the Bank recorded a $20,000 gain on sale of REO property.  In addition, commercial loan fees declined by $12,000 or 59.82% to $8,000 for the quarter ended June 30, 2007 from $20,000 for the quarter ended June 30, 2006 due to the reduction in commercial loan originators.  These decreases were offset by an increase of $8,000 or 142.07% in fees collected on loans sold to and underwritten for another bank to $14,000 for the quarter ended June 30, 2006 from $6,000 for the quarter ended June 30, 2006, which is part of the Bank’s strategy to manage interest rate risk associated with long-term, fixed-rate one-to-four family mortgages.

Other Expense.  Total other expense for each of the quarters ended June 30, 2007 and 2006 was approximately $1.2 million.  Professional services increased $25,000 or 92.59% to $52,000 for the quarter ended June 30, 2007 from $27,000 for the quarter ended June 30, 2006.  This increase was due to the outsourcing of the Bank’s internal audit function and bank secrecy audits as well as increased legal fees resulting from regulatory reporting changes required for proxy statements. The increase in professional services was offset by a decrease in officer and employee salaries of $30,000 or 5.96% to $475,000 for the quarter ended June 30, 2007 from $505,000 for the quarter ended June 30, 2006.  Two branch managers retired and two officers of the Bank resigned since December 2006.

Income Taxes.Income tax expense for the quarter ended June 30, 2007 was $64,000 as compared to $93,000 for the quarter ended June, 30, 2006, which represents an increase in the effective tax rate to 46.72% at June 30, 2007 from 40.26% at June 30, 2006.  Third Century, Mutual and Financial file separate tax returns.  The increase in the effective tax rate between the reporting periods is due to the parent company, Third Century, recording a net loss for the quarter ended June 30, 2007 for which no income tax benefit was recognized.

Comparison of Operating Results for the Six Months Ended June 30, 2007 and 2006

General.  Net income for the six months ended June 30, 2007 was $113,000 compared to net income of $281,000 for the six months ended June 30, 2006.  Net interest income decreased $113,000 or 4.73% and other income decreased by $51,000, or 10.76% for the six months ended June 30, 2007 compared to the six months ended June 30, 2006.  In contrast, other expenses increased by $85,000 or 3.59%.

Interest Income.  Interest income for the six months ended June 30, 2007 was $4.2 million compared to $3.8 million for the six months ended June 30, 2006.  The increase during the comparative periods of $416,000, consisted primarily of increases in interest income from loans of $300,000 or 8.58% and in interest income from interest-earning deposits of $141,000 or 176.25%.

The average balances of interest-earning assets for the six months ended June 30, 2007 was $130.5 million, which represented an increase of $6.7 million or 5.40%, from the six months ended June 30, 2006.  The average yield on the average balance of interest-earning assets increased to 6.42% for the six months ended June 30, 2007 from 6.10% for the six months ended June 30, 2006. The average yield on interest-earning deposits increased 105 basis points and the average yield on loan balances increased by 33 basis points during the six months ended June 30, 2007 as compared to the six months ended June 30, 2006.  The average balance for interest-earning deposits increased $5.2 million to $9.9

Index

million and average balances for loans increased $3.6 million to $113.2 million during the six months ended June 30, 2007 as compared to the quarter ended June 30, 2006.

Interest Expense.  Interest expense for the six months ended June 30, 2007 was $1.9 million compared to $1.4 million for the six months ended June 30, 2006, an increase of $529,000 or 38.25%.  The average balance of interest-bearing liabilities increased to $106.3 million for the six months ended June 30, 2007 from $95.6 million for the six months ended June 30, 2006, with the average interest rate increasing to 3.59% from 2.89% for the same respective periods.

Net Interest Income.  Net interest income before provision for loan losses decreased to $2.3 million for the six months ended June 30, 2007 from $2.4 million for the six months ended June 30, 2006, which represents a decrease of $113,000 or 4.73%.

Provision for Loan Losses.  Mutual recorded a provision for loan losses of $30,000 during the six month reporting periods ended June 30, 2007 and June 30, 2006.  In evaluating the adequacy of loan loss allowances, management considers factors such as delinquency trends, portfolio compositions, past loss experience and other factors such as general economic conditions.  During the past year, Mutual’s nonperforming assets increased to $336,000 at June 30, 2007 from $86,000 at June 30, 2006 and the percentage of nonperforming assets to total assets increased to 0.25% from 0.07% for the same respective time periods.  Mutual recorded charge offs of $88,000 less recoveries of $3,000 for the six months ended June 30, 2007 and charge offs of $29,000 less recoveries of $4,000 for the six months ended June 30, 2006.  Although nonperforming assets have increased for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006, the collateral associated with the nonperforming assets is adequate enough to cover any potential losses and requires no additional provision at this time.

Other Income.  Total other income was $423,000 for the six months ended June 30, 2007 and $474,000 for the six months ended June 30, 2006, which represents a decrease of $51,000 or 10.76%.  For the six months ended June 30, 2006, the bank recorded a $20,000 gain on sale of REO property.  In addition, commercial loan fees declined by $19,000 or 59.85% to $13,000 for the six months ended June 30, 2007 from $32,000 for the six months ended June 30, 2006 and service charges on deposit accounts decreased $12,000 or 8.28% to $133,000 from $145,000 for the same respective reporting periods.  The decrease in commercial loan fees was primarily due to the reduction in commercial loan originators as a result of a resignation in March 2007.

Other Expense.  Total other expense increased $85,000 or 3.59% to $2.5 million for the six months ended June 30, 2007 from $2.4 million for the six months ended June 30, 2006.  Net occupancy and equipment expenses increased $42,000 or 17.65% to $280,000 for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006.  The Bank started recording depreciation and utility expenses for its Franklin Central Branch, which opened June 1, 2006.

The category “other” increased $42,000 or 12.17% to $387,000 for the six months ended June 30, 2007 from $345,000 for the six months ended June 30, 2006.  Expenses for courier services, bank charges, interchange expense, office supplies and promotional materials increased $32,000 or 19.44% for the six months ended June 30, 2007 when compared to the six months ended June 30, 2006.  This increase was due primarily to the addition of a new branch, increased promotional efforts for specific products and increased usage of our debit and credit cards.

Income Taxes.  Income tax expense for the six months ended June 30, 2007 was $103,000 as compared to $184,000 for the six months ended June, 30, 2006, which represents an increase in the effective tax rate to 47.69% at June 30, 2007 from 39.57% at June 30, 2006.  Third Century, Mutual and Financial file separate tax returns.  The increase in the effective tax rate between the reporting periods is due to the parent company, Third Century, recording a net loss for the six months ended June 30, 2007 for which no income tax benefit was recognized.

Index

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

Third Century, from time to time, is a party to routine litigation, which arises in the normal course of business, such as claims to enforce liens, condemnation proceedings on properties in which Mutual Savings Bank holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the business of Third Century.  There were no lawsuits pending or known to be contemplated against Third Century at June 30, 2007 that would have a material effect on Third Century’s operations or income.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On November 17, 2006, the Company announced that its Board of Directors had authorized the repurchase of up to 5% of its outstanding shares of common stock, or 82,656 shares, commencing November 17, 2006.  The following table summarizes the purchases that occurred during the three months ended June 30, 2007:

Month of Purchase	Total Shares Purchased	Weighted Average Price Per Share	Total Number of Shares Purchased As Part Of A Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under The Plan
April	17,650	$12.02	42,932	39,724
May	2,016	$11.66	44,948	37,708
June	16,736	$11.76	61,684	20,972
Total	36,402	$11.88	61,684	20,972

Item 3.	Defaults Upon Senior Securities

None.

Index

Item 4.	Submission of Matters to a Vote of Security Holders

On May 16, 2007, Third Century Bancorp held its annual meeting of shareholders.  There were present at the meeting in person or by proxy the holders of 1,416,000 votes.  At the annual meeting, the following matters were submitted to a vote of security holders:

a)	Election of Directors. The following persons were elected as members of the Board of Directors, for the terms set forth below:

	Term Expires	Votes For	Votes Withheld
Robert D. Heuchan	2009	1,232,412	183,588

b)	That by a vote of 1,415,670 votes (99.97%) in favor, 300 votes (.02%) withheld, 30 votes abstained (.01%), the following resolution was adopted by the Company's shareholders:
RESOLVED, that the appointment of BKD, LLP to act as the Company's independent registered public accounting firm for the year ending December 31, 2007 is hereby ratified.

Item 5.	Other Information

None.

Item 6.	Exhibits

The exhibits filed as part of this Form 10-QSB are listed in the Exhibit Index, which is incorporated by this reference.

Index

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THIRD CENTURY BANCORP

Date: August 10, 2007	By:	/s/ Robert D. Heuchan
Robert D. Heuchan President and Chief Executive Officer

	By:	/s/ Debra K. Harlow
Debra K. Harlow Chief Financial Officer

Index

Exhibit Index

Exhibit No.	Description

31.1	Rule 13a-14(a) Certification of Robert D. Heuchan, President and Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Debra K. Harlow, Vice President and Chief Financial Officer
32.1	Section 1350 Certification of Robert D. Heuchan
32.2	Section 1350 Certification of Debra K. Harlow